Form 10QSB
period 1995-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1995-11-09
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For Quarter Ended September 30, 1995

    Commission File Number Registration Number  2-93512-A

              ACTION PRODUCTS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)

	Florida                                       59-2095427
	(State or other jurisdiction of          (I.R.S. Employer
	incorporation or organization)          Identification No.)

	344 Cypress Road, Ocala, Florida                34472-3108
	(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code
(904) 687-2202

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months  (or for such  shorter   period  that  the registrant
was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

       Common Stock, $.001 par value - 1,499,926 shares as of September 30, 1995


                    ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED BALANCE SHEETS
               ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                              (UNAUDITED)
                               September 30, 1995         December 31, 1994
Current assets:
Cash and cash equivalents                $273,260                  $287,050
Tax Refund                                      0                    10,000
Accounts receivable, net of
allowance of $3,500 at
September 30, 1995 and
$3,500 at December 31, 1994                672,761                   446,812
Inventories, net                         1,369,739                 1,441,251
Prepaid expenses                            77,408                    95,954
Total Current Assets                     2,393,168                 2,281,067
Property, plant and equipment,
net of accumulated depreciation of
$1,019,407 at September 30, 1995
and $947,164 at December 31, 1994          972,242                   984,661
Other assets                               255,743                   172,690
TOTAL ASSETS                             3,621,153                 3,438,418
Current liabilities:
Accounts payable &
accrued expenses                           549,988                   340,948
Current portion of notes
payable to S/H                                   0                         0
 Demand Notes payable
to shareholders                                  0                   335,320
 Deferred income taxes                       3,000                     3,000
Total Current Liabilities                  552,988                   679,268
Long term liabilities:
Notes payable                              600,000                   600,000
Deferred income taxes                        6,000                     6,000
Shareholder's equity:  Common
stock $.001 par value authorized
7,500,000; 1,499,926 issued and
outstanding at September 30,1995
and 1,042,820  shares at
December 31, 1994                            1,500                     1,043
Capital in excess of par value           2,829,242                 1,947,577
Stock Subscription Receivable             (454,000)                        0
Retained earnings                           85,423                   204,530
Total Shareholders' Equity               2,462,165                 2,153,150
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     3,621,153                 3,438,418

See Accompanying Notes to Financial Statements


                        ACTION PRODUCTS INTERNATIONAL, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                         AND CHANGES IN RETAINED EARNINGS
                                  (UNAUDITED)
           Three months ended September 30      Nine months ended September 30
                            1995         1994          1995         1994
Net Sales                $1,454,796   $1,275,148    $4,400,500   $3,698,192
Cost of Sales              $974,251     $814,158    $2,907,265   $2,355,959
Gross Profit               $480,545     $460,990    $1,493,235   $1,342,233
Selling, G&A
Expenses                   $472,187     $405,956    $1,276,927   $1,139,844
Other (expenses) income
Other                       $50,324      $62,556       $72,427      $79,933
Interest expense           ($16,243)    ($14,276)     ($53,692)    ($38,716)
Legal Settlement                 $0    ($294,500)           $0    ($294,500)
Warrants' related costs          $0    ($110,000)           $0    ($110,000)
Total                       $34,081    ($356,220)      $18,735    ($363,283)
Income before
income taxes                $42,439    ($301,186)     $235,043    ($160,894)
Provision for
income taxes                     $0           $0            $0           $0
Net Income                  $42,439     $301,186)     $235,043    ($160,894)
Beginning Retained
Earnings                   $397,134     $585,362      $204,530     $445,070
Stock Dividend            ($354,150)          $0     ($354,150)          $0
Ending Retained
Earnings                    $85,423     $284,176       $85,423     $284,176
Net Income
per share                     $0.03       ($0.29)        $0.20       ($0.16)
Weighted average number
of common shares
outstanding               1,395,605    1,042,820     1,161,777    1,019,487

See Accompanying Notes to Financial Statements

                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            Three months ended          Nine months ended
                               September 30                September 30
                             1995        1994          1995          1994
Cash flows from
operating activities:
Net income (loss)         $42,439      ($301,186)     $235,043    ($160,896)
Adjustments to reconcile
net income to net cash
provided by (used in)
operating activities:
Depreciation              $23,614        $26,269       $72,243      $81,164
Provision for contribution
to ESOP                    $4,688             $0        $4,688           $0
Change in assets and liabilities:
Decrease (increase) in current
assets other than cash and
cash equivalents         $341,542       $111,824     ($125,891)   ($150,035)
Increase (decrease) in current
liabilities other than Employee
Stock Ownership Plan liability
and related party
borrowings               ($94,487)       ($4,399)     $209,039       $7,018
Decrease (increase)
in other assets          ($38,250)       $60,985      ($83,052)    ($25,247)
Net cash provided by
(used in) operating
activities               $279,546      ($106,507)     $312,070    ($247,996)
Net cash used in
investing activities     ($18,434)       ($2,512)     ($59,824)    ($65,675)
Cash flows from financing activities:
Proceeds from (repayments of)
borrowings from
related parties,net     ($168,321)     ($210,345)    ($335,320)     $235,501
Results of other
financing activities      $46,784             $0       $69,284      ($15,653)
Net cash (used in) provided
by fin. activities      ($121,537)     ($210,345)    ($266,036)     $219,848
Net increase (decrease) in
cash and cash equiv      $139,575      ($319,364)     ($13,790)     ($93,823)
Cash and cash equivalents
at start of period       $133,685       $444,686      $287,050      $219,145
Cash and cash equivalents
at end of period         $273,260       $125,322      $273,260      $125,322
Supplemental disclosures - cash paid for
Interest                  $16,243        $13,418       $53,692       $37,858
 Taxes                         $0             $0            $0            $0

See Accompanying Notes to Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS  (UNAUDITED)

1.   Condensed consolidated financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at September 30, 1995 and the results of its operations and cash flows for the three and nine month periods ending September 30, 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

2.  Shareholders' equity
During the three months ending September 30, 1995 shareholders' equity
increased $93,910.   Net income for the period was $42,439.  The Company
 issued 226,000 shares of its common stock at $1.50 per share on options exercised by qualified employees. 100,000 shares were issued at $1.75 per share on other options exercised. 5000 shares were issued under the
 Company's Employees' Stock Ownership Trust at $.94 per share. Finally, the Company declared an 8% stock dividend resulting in an additional
111,106 shares issued at $3.1875 on August 18 to all shareholders of record. An outstanding stock subscription receivable for $454,000 is held in the form of promissory notes with no interest, due on demand; these promissory notes are secured by the stock purchased.

3.  Income  per common share
Income per common share is computed based upon the weighted average number of shares outstanding during the period.

4.  Other Matters
As referred to above, on July 7,1995, the Company declared an 8% stock dividend to shareholders of record on July 28, 1995. The stock dividend was paid on August 18, 1995 and charged to retained earnings.

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations:
Three months ended September 30, 1995
During the third quarter ended September 30, 1995 revenue increased by 14% to $1,454,796 in 1995 from $1,275,148 in 1994. The third quarter
1995 net income was $42,439 versus a net loss of $301,186 for the 1994 comparable period, an improvement of $343,625, due in part to the increase in sales, as well as the charges in the prior period due to the legal settlement and warrant related costs. Income per share for the third quarter improved to $.03 in 1995 versus a loss of $.29 per share for the same quarter in 1994. The increase in sales is attributable to the improved packaging, merchandising and marketing efforts of the Company's core product lines.

Gross profit increased $19,555 to $480,545 from $460,990. As a percent of sales, gross profit was 33% from 36% due to the increased costs of plastic and paper. Selling, General & Administrative Expenses as a percentage of sales decreased from 32% to 29% of gross sales due to results of the continued emphasis on cost containment and other efficiencies and the increase in sales.

Nine months ended September 30, 1995
During the nine months ended September 30, 1995 revenue increased by 19% to $4,400,500 in 1995 from $3,698,192 in 1994. The nine months 1995 net income was $235,043 versus a net loss of $160,894 for the 1994 comparable period, an improvement of $395,937, again due in part to the increase in sales, as well as the charges in the prior period due to the legal settlement and warrant related costs. Income per share for the nine months improved to $.20 in 1995 versus a loss of $.18 per share for the same period in 1994. Again, the increase in sales is attributable to the improved packaging,merchandising and marketing efforts of the Company's core product lines.

Gross profit increased $137,083 to $1,276,927 from $1,139,844. As a percent of sales, gross profit was 34% from 36% due to the increased costs of plastic and paper. Selling, General & Administrative Expenses as a percentage of sales decreased from 31% to 29% of gross sales due to results of the continued emphasis on cost containment and other efficiencies and the increase in sales.

Financial Condition, Liquidity and Capital Resources:
As of September 30, 1995 current assets were $2,393,168 compared to current liabilities of $552,988 for a current ratio of 4.33:1. At September 30,1995 working capital improved by $238,382 compared to December 31, 1994.

The peak period of the Company's business cycle is March through August. Thus, accounts receivable and inventories were $667,708 and $1,369,739, respectively, at September 30, 1995 compared to $446,071 and $1,441,251, respectively, at December 31, 1994. The increase in receivables and decrease in inventories are considered normal for the Company and reflect the increased activity in our high volume period. Total current assets increased by $112,101, total assets increased by $182,735 and current liabilities decreased by $126,281.

Significant changes in balance sheet from December 31, 1994 included the following: Accounts receivable increased to $667,708 from $446,071, an increase of $221,637, due in part to the increase in sales. Inventories, consisting primarily of finished goods, decreased $71,512 to $1,369,739 at September 30, 1995 from $1,441,251 at December 31, 1994. Prepaid expenses decreased by $18,546 to $77,408 from $95,954 at December 31, 1994. Property, plant and equipment, net of depreciation, decreased by $12,419 from December 31, 1994. Other assets increased by $83,053 from December 31, 1994, primarily due to product development, dies, molds, designs and prepaid expenses related to new packaging. Accounts payable and accrued expenses increased $209,040 to $549,988 at September 30, 1995 from $340,948 at December 31, 1994 due primarily to the seasonal nature of the purchases and the timing of inventory receipts, i.e. large purchases coming in earlier in the year.

Cash and cash equivalents were down $13,790 from December 31, 1994 but up $139,575 from June 30, 1995. Cash flow provided by operations was $279,546 for the three months ended September 30, 1995 as compared to cash flow used in operations of $106,507 for the comparable period September 30, 1994, a favorable swing of $386,053. This is due in part to increases sales and net income, timing of purchases, and in the efficiency of operation.

The Company does not have a bank line of credit and had relied upon loans from related parties for working capital secured by demand notes. During this quarter, these notes were paid down to $0 from $335,320 at December 31, 1994. Long term debt is unchanged consisting of a $600,000 9% Convertible Note held by related parties.

Shareholders' equity at September 30,1995 increased during the 3rd quarter by $93,910 to $2,462,165 in part due to earnings. In addition, during this period the Company issued 326,000 shares of its Common stock, from the exercise of employee and other options. The Company has received $82,500 in cash from the exercise of the options; the balance is held as stock subscriptions receivable in the form of promissory notes collateralized by the stock. Related costs of $13,216 were netted for the purpose of cash flow statement presentation.

In August of 1995, the Company paid an 8% stock dividend which amounted to approximately 103,000 shares. As a result, the Company charged retained earnings approximately $354,000 to reflect the permanent capitalization of the dividend shares. For the nine months ended September 30,1995, shareholder's equity increased by $309,015 from $2,153,149 at December 31,1994.

                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

November 10, 1995                 Judith Kaplan

Date                                           Judith Kaplan
                           (Principal Executive and Financial Officer)