Form 10KSB
period 1995-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1996-03-27
CIK 747435

U.S. SECURITIES AND EXCHANGE COMMISSION
                 				Washington, D.C.  20549

                      					FORM 10-KSB
(Mark One)
	[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act
 of 1934	[Fee Required]
 	OR
	[   ]	Transition Report under Section 13 or 15(d) of the Securities Exchange
 Act of	1934 [No Fee Required]

For the fiscal year ended December 31, 1995	Commission file number 0-13118

For the transition period from _________________ to ___________________

    	       		 ACTION PRODUCTS INTERNATIONAL, INC.
		     	(Name of Small Business Issuer in Its Charter)

       Florida                              					  59-2095427
State or other jurisdiction of incorporation		(I.R.S. Employer Identification
 No.) or organization

344 Cypress Road, Ocala, Florida                    					34472-3108
(Address of principal executive offices)		           				(Zip Code)

Registrant's telephone number, including area code (352) 687-2202

	Securities registered pursuant to Section 12(b) of the Act:
				NONE
	Securities registered pursuant to Section 12(g) of the Act:
		Common Stock, par value $.001 per share
				(Title of Class)

	Check whether the Issuer (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB.[   ]

	State issuer's revenues for its most recent fiscal year:  $ 5,487,015

	The aggregate market value of the voting stock held by the non-affiliates of the Registrant was $2,490,698 based on the average bid and asked price reported March 14, 1995 (based on 838,972 shares).

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1996

			Class					Outstanding
		Common Stock, $.001				 1,499,926

	DOCUMENTS INCORPORATED BY REFERENCE
	NONE

PART I
ITEM 1. BUSINESS:

	Description of Business

	The Company is engaged in the manufacture and sale of toys, books, freeze dried snack foods and other educational products. The Company also sells and imprints promotional products primarily to the educational and leisure markets. The Company's products are sold worldwide to museums, zoos, aquariums, theme parks, science and nature-related specialty retailers and NASA bases for resale.

	Freeze Dried Snack Foods - "Action Snacks"

	The Company manufactures freeze dried snack foods including ice cream and ice cream sandwiches, frozen yogurt, fruit and pizza. As these are produced using a process developed by NASA for the Apollo program, they are sold primarily as novelty foods to space and science-related shops. The freeze dried products are sold under the registered trademark "Action Snacks."

	Promotional Products - "Logo America"

	The Company prints and sells "Activewear" such as t-shirts, fleece, jackets, hats, and the like onto which the Company silk screens original artwork as well as corporate and other promotional logos using state of the art printing equipment together with computer graphic systems.  The Company maintains an in-house screen printing plant with two computerized presses which produce the garments for sale.  The Company has developed processes which allow photographs to be used as primary sources of artwork and is introducing new lines of photographic t-shirts.  The Company sells other promotional products such as pens, pencils, coffee mugs, and stationery items imprinted with corporate or promotional logos.  The Company markets its promotional products through its "Logo America" division.

	Educational Toys and Other Products

	The Company sells an educational product line consisting of toys, models, science kits, , and collectibles with an emphasis on nature, space and dinosaurs. The Company's products are purchased from over 100 sources.
 More than 50% of the products are manufactured for the Company outside the United States, primarily in Taiwan, Hong Kong and increasingly, China, and are directly imported by the Company.

	Publishing - "Action Publishing"

	The Company publishes a line of educational books under the name "Action Publishing." The line of books includes children's activity, coloring and sticker books on such topics as nature, science, dinosaurs and airplanes.

	Customers

	The Company currently sells to approximately 2,000 museum stores throughout the United States out of a market of over 6,000 stores.  The museum gift shop market includes natural history, science, zoos, nature centers, aquariums, history and space related facilities (NASA base shops). To a lesser degree, the Company sells to toy stores, gift stores and other types of retailers.

	No single customer accounts for more than 3% of sales and no single product accounts for more than 8% of sales.  The Company has customers in every state in the United States, as well as the District of Columbia.  The
 Company exports to approximately 20 countries including Canada, Saudi
 Arabia, Finland, The Netherlands, Germany, Japan, Hong Kong, New Zealand,
 Denmark, Sweden and Australia.


	Marketing and Sales

	The Company markets its products through its full color catalogs, newsletters, client visits, and telephone contact and solicitation. The Company also exhibits its products and services at museum, gift, toy, and other trade shows. The Company seeks to emphasize its own proprietary products and trade names.

	Customer service representatives sell the Company's products directly to regular accounts by telephone. This method of marketing has permitted the Company to have continuing contact with the Company's customers, allowing the Company to identify new markets quickly and to respond promptly to individual customer needs.

	The Company's product lines are presented to customers through an extensively illustrated full color catalog. The catalog permits buyers to select and purchase products and is important for generating new customers. Customers are encouraged to place orders from the catalog through the Company's toll free telephone number and by fax.

	Sales invoices are posted to the financial records on day of shipment, which usually is the same day as the order is entered.  No interest is charged during the first 30 days following invoice.  After 30 days, unpaid invoices are overdue and a late charge of 1 1/2% per month is applied to the unpaid balance.  A small number of orders are made by C.O.D. or by credit card.
 The Company requires most customers placing a custom design or imprinting order to pay a deposit of 50% or more.  A computerized inventory is maintained for each item which is updated at time of customer invoice or receipt of merchandise on the Company's premises.  All credits are processed and approved by the accounts receivable department.  Any customer who wishes to receive a credit to their account must request it in writing and submit it to the Company for approval.  Upon approval, a return authorization number is issued to the customer along with a return label which must be used on the return shipment.  Upon receipt by the Company, the merchandise is inspected for damage by the receiving department and forwarded to the accounts receivable department.  A separate credit memo is issued to the customer's account.  This credit must be used against future purchases.

	Historically, credits and adjustments have been approximately 2% of sales. Sales are netted in the month the credit memo is issued. The Company believes that its sales, inventory and credit policies reflect standard industry practices.

	Less than 10% of the Company's sales are made on terms other than regular terms as noted above. In a limited number of cases, customers are granted an additional 30 to 60 days credit without service charges.

	Competition

	The Company competes with both toy, educational, scientific and souvenir manufacturers and importers, distributors and book publishers. The
 Company's ability to compete successfully is based upon its ability to offer a wide range of specialized "theme" products; "same day" shipment on most orders; and its in-house sales personnel who maintain regular and close contact with the Company's customers. The Company believes its reputation, service, and customer orientation enable it to maintain and build customer loyalty.

	The Company believes that it can maintain and expand its customer base due to its wide range of products, its customer service abilities, and its experience in the industry.. The Company is strongly committed to maintaining and enhancing its advantages in its markets by continually improving the products and services it offers. These services include "value-added" merchandising such as packaging and display materials intended to assist the company's customers in the sale of the Company's products.

	The Company's goal is to have state of the art operations in all the areas of customer service including computerization, warehouse technology, telecommunications, graphics, and screen printing. The Company believes it maintains its competitive advantage in its improved products and product packaging by including UPC and ISBN markings on new proprietary products.


	Personnel

	The Company, as of December 31, 1995, had 40 full time employees. None of the Company's employees are represented by a union. In 1995, benefits offered employees included life insurance, Employee Stock Ownership Plan
 (ESOP), a 401(k) plan, and employee contributed section 125 health plan.
 All employees are required to sign a non-compete agreement prohibiting competition with the Company for a period of one year following termination of their employment. The Company believes its employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY:

	The Company's operations are located in a 35,000 square foot building on 2.5 acres which it owns in an industrial park in Ocala, Florida.  Management considers the building adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS:

		NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

		NONE

	PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

	The Company paid an 8% stock dividend in August 1995. The Company has previously distributed warrants as dividends. The Company has not paid any cash dividends. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend on, among other things, the Company's future earnings, financial condition, capital and other cash requirements and general business conditions.

	The Company's Common Stock is traded on The NASDAQ SmallCap Market under the respective symbol APII. The number of holders of the Company's Common Stock as of January 30, 1996, was approximately 500.

	The high and low bid quotations for each quarter of the fiscal years ended December 31, 1995 and 1994 are follows:

	Quarter Ended:		                     	High Bid                 	Low Bid

	March 31, 1994	                       		2.875                   		1.500
	June 30, 1994			                        1.656                   		1.250
	September 30, 1994	                    	1.687                   		1.250
	December 31, 1994	                     	1.25	                    	0.875
	March 31, 1995		                       	1.75                    		1.000
	June 30, 1995	                        		3.625                   		1.375
	September 30, 1995	                    	3.375                   		2.3125
	December 31, 1995	                     	3.9375                  		1.625


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS:

	General

	The Company achieved record sales in 1995.  The Company attributes its near
 20 percent increase in revenues to two key management decisions.  During
 1995, the Company focused its efforts on the improvement of the quality of its sales and the refocus of its product development system.  The Company believed that meeting these objectives would strengthen its position in its market and provide for the sustained growth of the Company.

	The Company seeks to continually improve the quality of its sales efforts. Rather than strictly selling more and more different products, the Company is focusing its sales effort towards its main market arena: Edutainment.
 The Company's 1995 record sales were not attributable any one significant customer or transaction, but rather were a result of the improved sales process, including the Company's addition of manufacturers' representative companies. The Company seeks to maintain its sales in its current market while concurrently pursuing opportunities provided by the Edutainment arena.
 The Company believes the concept of Edutainment crosses into multiple markets and naturally related areas.

	Coupled with is efforts in the improvement of the quality of its sales effort, the Company continues its investments in product quality through its product development system. The Company seeks to bring its products to market more attractively packaged and merchandised. The Company feels the time and resources invested in developing more proprietary products could lead to increased market penetration into its current and expanding customer base. The Company now has in place a network of model makers, pattern makers, package designers and specialists in the display or merchandising at the retail level. This network composes the foundation of the Company's product development system. The Company feels that the resultant products of its development system carry higher perceived values, determined in part by attractive packaging, and include modern merchandising solutions for its current and potential retailers. The Company continues to develop new sales outlets for its potential new product lines prior to investing heavily in molds, packaging or inventories.

	Results of Operations

	The financial data included in the following table has been selected by the
 Company and has been derived from the financial statements.  The following financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the
 financial statements and related notes included elsewhere herein.

	Twelve (12) Months Ended December 31
                                        1995                      1994

Net Sales			                          		$5,487,015                 $4,603,224

Cost of Sales	                       				3,575,517                 	2,965,400

Selling, General &
  Administrative Expenses	             		1,700,258                 	1,452,211

Net Income (loss)	                      			149,878                  	(240,543)

Net Income (loss)
per Common Share                           				.12                    		(0.22)

Total Assets		                        			3,734,184	                 3,438,416

Stockholders' Equity                 				2,553,997                 	2,153,147

	Year Ended December 31

	Net sales were $5,487,015 and $4,603,224 in 1995 and 1994, respectively. The sales increase of $883,791, up 19.2%, is attributable to the regionalization of the Company's sales force allowing more aggressive targeting of the Company's existing and potential customer base, a program which the Company began in 1994.

	Cost of sales were $3,575,517 and $2,965,400 in 1995 and 1994, respectively.
  As a percentage of net sales, cost of sales was 65.2% in 1995 and 64.4% in
 1994.  Management placed a strong focus on product and product packaging improvements in 1995.

	Gross profit was $1,911,498 and $1,637,824 in 1995 and 1994, respectively. Gross profit increased in 1995 by $273,674, up 16.7%.

	Selling expenses were $659,689 and $490,873 in 1995 and 1994, respectively.
  As a percentage of net sales, selling expenses were 12.02% and 10.66% in
 1995 and 1994, respectively.  Selling expenses are primarily related to sales commissions, the Company's representation at industry trade shows, and its efforts to increase the quality of customer contacts.  The increase in selling expenses is primarily attributable to an enhanced commission structure for the Company's sales force and the addition of manufacturers'
 representative companies.

	General and Administrative costs were $1,040,569 and $961,338 in 1995 and 1994, respectively. The Company achieved a reduction in General and Administrative costs as a percentage of sales, that is, 18.96% and 20.88% in 1995 and 1994, respectively. This reduction is due to continued cost cutting and streamlining efforts and the increase in sales.

	Interest expense related to current and long term debt was $67,624 and $57,850 in 1995 and 1994, respectively. (See "Liquidity and Capital Resources")

	Interest income was $7,668 and $5,757 in 1995 and 1994, respectively, and related primarily to interest earned on temporary cash investments.

	Other income has historically been insignificant and represented less than 1/2 of one percent of net sales in each of the last two years.

	Liquidity and Capital Resources

	As of December 31, 1995, current assets were $2,496,221 compared to current liabilities of $580,187 for a current ratio of 4.30:1 from 3.36.1 at
 December 31, 1994.

	The Company had positive cash flows from operations of approximately $490,000 compared to negative cash flow from operations in the prior year of approximately $(330,000), an improvement of approximately $820,000. Total current assets increased by $215,154 and total assets increased by $295,768.
  Accounts receivable increased by $108,855 while inventories decreased by $130,021. Cash and cash equivalents were up by $313,035 and prepaid expenses were down by $66,715. Current liabilities decreased by $99,082. Working capital demand notes were paid down to zero from $335,320.

	During the year ended December 31, 1995, the Company received approximately
 $246,000 from the exercise of stock options.  In addition, the Company had a stock subscription receivable of $277,000 at year end, which was subsequently received.

	As of December 31, 1995, the Company's only long-term debt was a 9% convertible promissory note of $600,000 owed to officers and directors. The Company has no current indebtedness.

	The assets of the Company are not encumbered and the Company does not have a line of credit.

	Inventories, primarily finished goods, decreased to $1,311,230 at December 31, 1995, from $1,441,251 at December 31, 1994.

	During 1995, gross property, plant and equipment increased by approximately
 $88,000.  Net property, plant and equipment decreased by approximately $5,000.

	The increase in the accounts payable to $472,245 from $280,955 is due to the timing of vendor's shipments and the increase in sales volume.

	Accounts receivable, net of allowance for doubtful accounts, increased by $108,855 to $554,926 at December 31, 1995 due to improved sales. The
 Company's collection history is excellent; however, there can be no assurance that the Company's success in debt collection will continue. The Company believes its credit policies and history are within industry standards.

	Shareholders' equity at year end 1995 increased by approximately $400,000 to
 $2,553,997.  Shareholder equity increased due to the Company's earnings of approximately $150,000 and the issuance of common shares representing capital raised of approximately $250,000.

	Other Matters

	The Company's product line historically has not been significantly affected by inflation and inflation has not had a significant effect on gross earnings.

	The Company's industry is seasonal in nature, reflecting peak sales in the second quarter and slower sales in the fourth quarter.

ITEM 7.	FINANCIAL STATEMENTS:

	Financial statements and schedules are submitted in Items 13(1) and (2) on this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE:

		NONE

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

			MANAGEMENT/BOARD OF DIRECTORS
Name           			Age 	Position

Ronald Kaplan     30   Director, President, Chairman of the Board of
                       Directors,	Chief Executive Officer, Chief Operating
                       Officer

Judith Kaplan		   57	  Director, Chief Financial Officer, Secretary

Warren Kaplan		   58	  Director

Robert Zumbahlen	 39	  Treasurer

	Ronald Kaplan, Director since 1991, was appointed Chairman of the Board on January 1, 1996. He was President ('93-present), Chief Executive Officer ('96-present), Chief Operating Officer ('93-present), and Executive Vice President ('91-'93) of the Company.

	Judith Kaplan, Director since 1981, served as Chairperson of the Board of Directors of the Company since its formation in 1981 until December 31, 1995. Ms. Kaplan was President ('81-'87), Secretary ('81-present), Chief Executive Officer ('81-'95), Chief Financial Officer ('81-present) and
 Treasurer ('81-'91) of the Company. She is the wife of Warren Kaplan and mother of Ronald Kaplan.

	Warren Kaplan, Director since 1987, was President of the Company from 1987 until 1994. Mr. Kaplan is a consultant to the Company.

	Robert Zumbahlen has been Treasurer since 1991.  He is a graduate of Bentley
 College in Waltham, Massachusetts (1979) with a B.S. in accounting and is currently the Company's Purchasing Manager.

	PART III

ITEM 10.	EXECUTIVE COMPENSATION:

Summary Compensation Table
Long Term Compensation
				                              	Other
					                              Restricted	Other		  Options/		       All
Name and			                 Annual	Compen-	   Stock	  	LTIP	         		 Compen-
Principal        		Salary	  Bonus	 sation		   Award(s)	SARs		  Payout	  sation
Position	 	Year    ($)    	 ($)    ($)1  		   ($)     	(#)	    ($)     	($)

Judith   		1995	   $56,949 	       $6,000              0       0        0
Kaplan   		1994	   $55,385 	       $6,000              0       0        0
CEO

Ronald	   	1995   	$54,218 	       $6,000              0       0        0
Kaplan	   	1994	   $47,335        	$6,000 	        			150,000	 0        0
CEO2

All Exec   1995    $142,560
Officers   1994	   $124,340
as a
Group (3)

__________________________
1Includes value of use of automobile, vacation pay, sick pay.
2Beginning January 1, 1996

	Ronald Kaplan has an agreement with the Company pursuant to which he will be paid $75,000 for the year beginning January 1, 1996, as well as the use of an automobile.  As of January 1, 1996, Mr. Kaplan was promoted to Chief
 Executive Officer and Chairman of the Board of Directors.

	Judith Kaplan was Chairperson of the Board of Directors until December 31, 1995. She is employed by the Company as Chief Financial Officer and Secretary. Ms. Kaplan's salary is $30,000 annually plus the use of an automobile.

	In November 1994, the Company's Board of Directors reduced the exercise price of outstanding options to $1.50 per share and granted Ronald Kaplan options to purchase 150,000 shares. No options/SARs were granted to any executives during the fiscal year ended December 31, 1995.

	The following table sets forth the aggregate of options exercised in the year ended December 31, 1995 and the value of options held at December 31, 1995.


				Option Exercises/Option Values
                              		             							Value of
		             	Shares   			          	Unexercised	 Unexercised
			             Acquired on 	Value		   Options at	  Options at
	Name         		Exercise    	Realized	 Year End	    Year End1
	Ronald Kaplan	 25,000     		$37,500  	243,000     	$425,250
	Judith Kaplan  0		          0       		108,000    	 $189,000

	1The market price at December 31, 1995 was $1.75 per share.

	Employee Stock Ownership Plan

	On April 23, 1984, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP qualifies for special tax benefits under the Internal Revenue Code. Under the ESOP, the Company makes an annual contribution to a trust which purchases the Company's stock from the Company for the benefit of the Company's employees who have completed at least 1,000 hours of work during the fiscal year. Employer contributions under the ESOP are allocated to each employee's account on a pro-rata basis according to the total compensation paid to, and the number of years of service by, all eligible employees. An employee becomes 100% vested in the ESOP following 5 years of plan eligibility. As of December 31, 1995, there were 30,475 shares of Common
 Stock held by the Company's ESOP trust.

	401(k) Plan

	Effective October 3, 1986, the Company adopted a Voluntary 401(k) Plan.  All employees are eligible for the plan.  Employees who have worked for the
 Company 18 months are eligible for a 34% match of their contributions.
 Benefits are determined annually.  The lowest 66% of paid employees may contribute the lesser of 15% of their salary or $9,240.  The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% of average contributions of the lowest 66% of paid employees to a maximum of $9,240 or applicable maximum allowed by the
 Internal Revenue Code.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

	The following table sets forth information as of February 29, 1995, with respect to the beneficial ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. Except as noted below, each person has sole voting and investment power with respect to the shares shown. On the above date the Company had 1,499,926 shares of Common Stock outstanding.

                                    		Amount and
                                						Nature of
	Name and		              Title	      	Beneficial   	Percent
	Address		               of Class	    Ownership1	   of Class

	Ronald S. Kaplan
	344 Cypress Road
	Ocala, FL  34472	       Common	      264,127 3	    15.15%

	Judith Kaplan
	344 Cypress Road
	Ocala, FL  34472	       Common	      720,562 2	    41.99%

	Warren Kaplan
	344 Cypress Road
	Ocala, FL  34472	       Common	      720,562 2	    41.99%

	All Directors and
	Officers as a Group
	(4 persons)		           Common	      994,172 2,3	  50.75%

___________________
1	Nature of ownership is record holder unless otherwise shown.

2	Includes spouse's shares (Judith Kaplan - 293,212; Warren Kaplan - 288,875)
   plus 30,475 shares held as Trustee of the Company's Employee Stock Ownership
   Plan Trust.  Also includes immediately exercisable options for Judith Kaplan and Warren Kaplan each to purchase 108,000 shares at $1.50 per share .  Does not include 54,000 options issued to Elissa Kaplan, daughter of Judith
   Kaplan and Warren Kaplan, who was an employee of the Company until May 1994, or any shares or options held by Ronald S. Kaplan.  Does not include 960,000 shares of Common Stock which may be issued upon conversion of certain convertible promissory notes held by the Kaplans.

3	Includes immediately exercisable options to purchase 243,000 shares at $1.50 per share.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	As of December 31, 1995, the Company owed its principal shareholders, Warren and Judith Kaplan, $600,000 on a five year convertible promissory note.
 This note, which bears interest at 9% per annum and is convertible into shares of the Company's Common Stock at 62 1/2 cents per share, consists of approximately $300,000 used to purchase the Company's operating facility in
 1991 and $300,000 of short term operating capital recast as long term debt in 1994.


	PART IV

ITEM 13.	EXHIBITS, LIST:

(a)	1.	Financial Statements

		(i)	Report of Independent Certified Public Accountants

		(ii)	Consolidated Balance Sheet - December 31, 1995

		(iii)	Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

		(iv)	Consolidated Statements of Changes in Stockholders' Equity - Years ended
        December 31, 1995 and 1994

 	(v)	Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

		(vi)	Notes to Consolidated Financial Statements - Years ended December 31,
        1995 and 1994

	2.	Financial Statement Schedules                                           NONE

	3.	Exhibits

		(i)	Plan of acquisition, reorganization, arrangement, liquidation or
       succession                                                           NONE

		(ii)	Articles of Incorporation and By-Laws filed as an Exhibit to Form 10-K filed April 12, 1988

		(iii)	Voting Trust Agreement                                              NONE

		(iv)	Material Contracts

			(a)	Employee Stock Ownership Plan filed as an Exhibit to the Company's
        Registration Statement on Form S-18, dated April 23, 1984, at pages
         154-208

			(b)	Incentive Stock Option Plan filed as an Exhibit to the Company's
        Registration Statement on Form S-18 dated September 25, 1984, at pages 210-220

			(c)	Employment Agreement for Judith Kaplan dated January 1, 1992 as filed as an Exhibit to Form 10-K for the year ended December 31, 1993.

			(d)	Employment Agreement for Warren Kaplan dated January 1, 1992 as filed as an Exhibit to Form 10-K for the year ended December 31, 1993.

			(e)	401(k) Plan dated October 3, 1986, filed as an Exhibit to Form 10-K filed August 15, 1987

			(f)	Convertible Promissory Notes dated August 4, 1994 to Judith and
        Warren Kaplan.

		(v)	Statement re: Computation of                            Footnote 1, Page 7
   			 Per Share Earnings                                    Financial Statement

		(vi)	Statements re: computation of ratios                                 NONE

		(vii)	Annual Report to security holders, Form 10-Q or quarterly report to
         security holders                                                   NONE

		(viii)	Letter re: Change in Accounting Principles                         NONE

		(ix)	Previously unfiled Documents                                         NONE

		(x)	Subsidiaries of Registrant                                            NONE

		(xi)	Published Report re: Matters Submitted to Vote of Security Holders   NONE

		(xii)	Consents of Experts and Counsel                   Consent of independent
                                                    certified public accountants

		(xiii)	Power of Attorney                                                  NONE

		(xiv)	Additional Exhibits

			(a)	Amendment to Employee Stock Ownership Plan dated February 8, 1988, filed as an Exhibit to Form 10-K filed March 31, 1989
			(b)	Amendment to Employee Stock Ownership Plan dated March 10, 1989, filed as an Exhibit to Form 10-K filed March 31, 1989

		(xv)	Information from reports furnished to state insurance regulatory
        authorities                                                         NONE

(b)	Reports on Form 8-K                                                     NONE


                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
 Act of 1934, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       				ACTION PRODUCTS INTERNATIONAL, INC.
       				a Florida corporation


Date:  March 22, 1996      	By:	/s/ Ronald Kaplan
                            				Ronald Kaplan, Chairman of the Board,
                           				 Chief Executive Officer, Chief Operating Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		           	Title	             	  			  Date


/s/ Ronald Kaplan    		Chairman of the Board/	  		March 22, 1996
Ronald Kaplan		       	President/Chief Executive
                   				Officer/Chief Operating
                   				Officer/Director


/s/ Judith Kaplan		    Chief Financial Officer/			March 22, 1996
Judith Kaplan	       		Director


/s/ Delton de Armas	  	Controller	             			March 22, 1996
Delton de Armas