Form 10KSB/A
period 1995-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1996-04-17
CIK 747435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549
                                             FORM 10-KSB/A
(Mark One)
        [ X ]   Annual Report under Section 13 or 15(d) of the Securities
                Exchange Act of 1934        [Fee Required]
        OR
        [   ]   Transition Report under Section 13 or 15(d) of the Securities
Exchange
 Act of 1934 [No Fee Required]

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

   Check whether the Issuer (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB. [   ]

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

        Freeze Dried Snack Foods - "Action Snacks"

  The Company manufactures freeze dried snack foods including ice cream and ice cream sandwiches, frozen yogurt, fruit and pizza. Produced using a process developed by NASA for the Apollo program, they are sold primarily as novelty foods to space and science-related shops. The freeze dried products are sold under the protected registered trademark "Action Snacks."

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

  The high and low bid quotations for each quarter of the fiscal years ended December 31, 1995 and 1994 are follows:

        Quarter Ended:                          High Bid           Low Bid

        March 31, 1994                           2.875              1.50
        June 30, 1994                            1.656              1.25
        September 30, 1994                       1.687              1.25
        December 31, 1994                        1.25               0.875
        March 31, 1995                           1.75               1
        June 30, 1995                            3.625              1.375
        September 30, 1995                       3.375              2.3125
        December 31, 1995                        3.9375             1.625

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

ITEM 7. FINANCIAL STATEMENTS:
  Financial statements and schedules are submitted in Items 13(1) and (2) on this Form 10-KSB/A.

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

        PART III

ITEM 10.        EXECUTIVE COMPENSATION:

Summary Compensation Table
Long Term Compensation
                                   Other
                                   Restricted Other    Options/         All
Name and                    Annual Compen-    Stock    LTIP             Compen
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


                                Option Exercises/Option Values
                                                    Value of
                Shares                 Unexercised  Unexercised
                Acquired on  Value     Options at   Options at
 Name           Exercise     Realized  Year End     Year End1
 Ronald Kaplan  25,000       $37,500   243,000      $106,920
 Judith Kaplan  0            0         108,000      $47,520

        1The market price at December 31, 1995 was $1.94 per share. Value of Unexercised options shown net of the exercise price of $1.50.

        Employee Stock Ownership Plan

  On April 23, 1984, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP qualifies for special tax benefits under the Internal Revenue Code. Under the ESOP, the Company, at the discretion of its Board of Directors, makes an annual contribution to a trust which purchases the Company's stock from the Company for the benefit of the Company's employees who have completed at least 1,000 hours of work during the fiscal year. Employer contributions under the ESOP are allocated to each employee's account on a pro-rata basis according to the total compensation paid to, and the number of years of service by, all eligible employees. An employee becomes 100% vested in the ESOP following 5 years of plan eligibility. As of December 31, 1995, there were 30,475 shares of Common Stock held by the Company's ESOP trust.

        401(k) Plan

  Effective October 3, 1986, the Company adopted a Voluntary 401(k) Plan. All employees are eligible for the plan. Employees who have worked for the Company 18 months are eligible for a 34% match of their subsequent contributions. Benefits are determined annually. The lowest 66% of paid employees may contribute the lesser of 15% of their salary or $9,240. The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% of average contributions of the lowest 66% of paid employees to a maximum of $9,240 or applicable maximum allowed by the Internal Revenue Code. Employer contributions vest within three months and all contributions are held in individual employee accounts with an outside company.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

  The following table sets forth information as of February 29, 1996, with respect to the beneficial ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. Except as noted below, each person has sole voting and investment power with respect to the shares shown. On the above date the Company had 1,499,926 shares of Common Stock outstanding.

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

2 Includes spouse's shares (Judith Kaplan - 293,212; Warren Kaplan - 288,875) plus 30,475 shares held as Trustee of the Company's Employee Stock Ownership Plan Trust. Also includes immediately exercisable options for Judith Kaplan and Warren Kaplan each to purchase 108,000 shares at $1.50 per share . Does not include 54,000 options issued to Elissa Kaplan, daughter of Judith Kaplan and Warren Kaplan, who was an employee of the Company until May 1994, or any shares or options held by Ronald S. Kaplan. Does not include approximately 1,036,800 shares of Common Stock which may be issued upon conversion of certain convertible promissory notes held by Warren and Judith Kaplan.
3 Includes immediately exercisable options to purchase 243,000 shares at $1.50 per share.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  As of December 31, 1995, the Company owed its principal shareholders, Warren and Judith Kaplan, $600,000 on a five year convertible promissory note.
 This note, which bears interest at 9% per annum and is convertible into approximately 1,036,800 shares of the Company's Common Stock, consists of approximately $300,000 used to purchase the Company's operating facility in 1991 and $300,000 of short term operating capital recast as long term debt in 1994.

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

                                ACTION PRODUCTS INTERNATIONAL, INC.
                                a Florida corporation


Date:  April 2, 1996           By:     /s/ Ronald Kaplan
                               Ronald Kaplan, Chairman of the Board,
                               Chief Executive Officer, Chief Operating Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date


/s/ Ronald Kaplan         Chairman of the Board/                  April 2, 1996
Ronald Kaplan             President/Chief Executive
                          Officer/Chief Operating
                          Officer/Director


/s/ Judith Kaplan         Chief Financial Officer/                April 2, 1996
Judith Kaplan             Director


/s/ Delton de Armas       Controller                              April 2, 1996
Delton de Armas