Form 10QSB
period 1996-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1996-04-24
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                    			     Washington, D.C.  20549

                          				  Form 10-QSB

         		   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
          		     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 1996            Commission File Number
                                        			Registration Number  2-93512-A


          		      ACTION PRODUCTS INTERNATIONAL, INC.
   	     (Exact name of registrant as specified in its charter)


Florida                                                               59-2095427
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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


	YES             X               NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.


	Class   Outstanding at March 31, 1996
	Common Stock, $.001 par value   1,499,926

Page 2 of 8
I N D E X

	PART I. FINANCIAL INFORMATION   Page
			Number
	Item 1. Financial Statements

	Condensed balance sheets - March 31, 1996
		and  December 31, 1995 (unaudited)                               3

	Condensed statements of operations and changes
		in Retained Earnings - Three months ended
		March 31, 1996 and 1995 (unaudited)                              4

	Condensed statements of cash flows - Three months
		ended March 31, 1996 and 1995 (unaudited)                        5

	Notes to condensed financial statements                           6

	Item 2  Management's Discussion and Analysis of
	Financial Condition and Results of Operations                     7


	SIGNATURE PAGE                                                    8

Page 3 of 8
ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
(UNAUDITED)

					   March 31, 1996      December 31, 1995
Current assets:

  Cash and cash equivalents                 $   419,724         $   600,085

  Accounts receivable, net
of allowance of $3,500  at March 31,
1996 and $3,500 at December 31, 1995            844,769             554,926

  Inventories, net                            1,625,022           1,311,230

  Prepaid expenses                              119,826              29,980

     Total Current Assets                     3,009,341           2,496,221

Property, plant and equipment, net of
  accumulated depreciation of $1,065,550
  at March 31, 1996 and $1,040,404 at
  December 31, 1995                           1,013,020             979,385

Other assets                                    301,918             258,578

    TOTAL ASSETS                              4,324,279           3,734,184

Current liabilities:

 Accounts payable & accrued expenses            773,502             569,112

 Income taxes payable                                 0              11,075

    Total Current Liabilities                   773,502             580,187

Long term liabilities:

  Notes payable                                 600,000             600,000

Shareholder's equity:
Common stock $.001 par
value authorized  7,500,000; 1,499,926
issued and outstanding at March 31,1995
and 1,499,926 at December 31, 1995                1,500               1,500

Additional paid-in capital                    2,829,242           2,829,242

Retained earnings                               129,035                 255

Stock Subscription Receivable                    (9,000)           (277,000)

     Total Shareholders' Equity               2,950,777           2,553,997

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $ 4,324,279         $ 3,734,184

                           See accompanying notes

Page 4 of 8
ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS
(UNAUDITED)

				  Three months ended March 31,
				    1996         1995
Net Sales                           $ 1,437,664  $ 1,285,715

Cost of Sales                           915,807      823,939

Gross Profit                            521,857      461,776

Selling, General &
 Administrative Expenses                385,739      358,589

Other (expenses) income
   Other                                  6,705        4,669
   Interest expense                     (14,043)     (16,749)
Total                                    (7,338)     (12,080)

Income before income taxes              128,780       91,107

Provision for income taxes                    0            0

Net Income                          $   128,780   $   91,107

Beginning Retained Earnings                 255      204,529

Ending Retained Earnings            $   129,035   $  295,636

Net Income per share                $      0.09   $     0.09

Weighted average number
of common shares outstanding          1,499,926    1,042,820

                         See accompanying notes

Page 5 of 8
ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

				 Three months ended March 31,
				      1996          1995
Cash flows from operating activities:

	  Net income (loss)                  $   128,780   $   91,107

Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
	Depreciation and amortization             25,146       24,752
Change in assets and liabilities:
   Increase in current assets, other
    than cash and cash equivalents       (693,481)    (462,385)
   Increase in current liabilities
    and deferred taxes                    193,315      247,294
   Increase in other assets               (43,340)     (24,653)
Net cash used in operating activities    (389,580)    (123,885)
Net cash used in investing activities     (58,781)     (19,917)
Cash flows from financing activities:
   Repayments of borrowings
      from related parties, net                 0     (107,000)
   Results of other financing activities  268,000            0
Net cash provided by (used in)
  financing activities                    268,000     (107,000)
Net increase (decrease) in cash
  and cash equivalents                   (180,361)    (250,802)
Cash and cash equivalents at
  beginning of period                     600,085      287,050
Cash and cash equivalents at
  end of period                       $   419,724  $    36,248

Supplemental disclosures - cash paid for
      Interest                        $    14,043  $    16,749
      Taxes                           $    11,075  $         0

                        See accompanying notes

Page 6 of 8
ACTION PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Condensed financial statements
In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at March 31, 1996 and the results of its operations and cash flows for the first quarter ending March 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB/A for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

2.  Shareholders' equity
During the three months ending March 31, 1996, shareholders' equity increased $396,780. Net income for the period was $128,780. In addition, payments of $268,000 were received and applied towards outstanding stock subscriptions receivable.

3.  Income per common share
Income per common share is computed based upon the weighted average number of shares outstanding during the period.

Page 7 of 8
ITEM 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations:
During the first quarter ended March 31, 1996, revenues increased by 12% to $1,437,664 in 1996 from $1,285,715 in 1995. The first quarter 1996 net income was up 41% to $128,780, versus $91,107 for the 1995 comparable period, due to the increase in sales and cost containment efforts made by management. The increase in sales is attributable to the improved packaging, merchandising and marketing efforts focused on the Company's core product lines. Income per share for the first quarter remained at $.09 in 1996 compared to the first quarter of 1995 despite the significant increase in the weighted average number of shares.

Gross profit increased $60,081 to $521,857 from $461,776, up 13%. As a percent of sales, gross profit remained consistent at 36%. Selling, General & Administrative Expenses as a percentage of sales decreased from 28% to 27% due to results of the continued emphasis on cost containment and other efficiencies and the increase in sales.

Financial Condition, Liquidity and Capital Resources:
As of March 31, 1996, current assets were $3,009,341 compared to current liabilities of $773,502 for a current ratio of 4:1. At March 31, 1996, working capital, the amount of cash readily available for funding company operations (calculated as total current assets less total current liabilities), improved by $319,805 compared to December 31, 1995.

The peak period of the Company's business cycle is March through August. Thus, accounts receivable and inventories were $844,769 and $1,625,022, respectively, at March 31, 1996, compared to $554,926 and $1,311,230, respectively, at December 31, 1995.
The increases in receivables and inventories are considered normal for the Company and reflect the increasing activity in its high volume period. Total current assets increased by $513,120, total assets increased by $590,095 and current liabilities increased by $193,315.

Cash and cash equivalents were down by $180,361, as cash was used to position the Company for its peak period. Property, plant and equipment, net of depreciation, increased by $33,635, due to the purchase of a state-of-the-art screen printing machine and several desktop computers. Other assets were up $43,340 due to product development, dies, molds, and designs related to the Company's core product lines.

Accounts payable and accrued expenses increased $204,390 to $773,502 at March 31, 1996 from $569,112 at December 31, 1995, due to the seasonal nature of the purchases and the timing of inventory receipts.

Cash used in operations was $389,580 for the three months ended March 31, 1996, as compared to $123,885 for the comparable period in 1995. This is due in part to an increase in net income and earlier inventory purchases in preparation for the Company's peak period.

Shareholders' equity at March 31, 1996 increased by $396,780.
Net income for the period was $128,780. In addition, payments of $268,000 towards outstanding stock subscriptions receivable were received.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACTION PRODUCTS INTERNATIONAL, INC.


	Date:  April 22, 1996   By:  /s/ Judith Kaplan
                             	Judith Kaplan
                             	Chief Financial Officer