Form 10QSB
period 1996-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1996-07-29
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 1996          Commission File Number
	                                 Registration Number 2-93512-A




                  ACTION PRODUCTS INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)




          Florida                                     59-2095427
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
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


                           YES   X         NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.


                Class                           Outstanding at June 30, 1996
        Common Stock, $.001 par value                    1,499,926

Page 2 of 9
                       I N D E X

PART I.     FINANCIAL INFORMATION                                 Page Number

Item 1.     Financial Statements

  Condensed balance sheets - June 30, 1996
   and  December 31, 1995 (unaudited)                                 3

  Condensed statements of operations and changes
   in Retained Earnings - Three and six months ended
   June 30, 1996 and 1995 (unaudited)                                 4

  Condensed statements of cash flows - Three and six
   months ended June 30, 1996 and 1995 (unaudited)                    5

  Notes to condensed financial statements                             6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations            7


 SIGNATURE PAGE                                                       9

Page 3 of 9
                     ACTION PRODUCTS INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
               ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                (UNAUDITED)

                                             June 30, 1996   December 31, 1995
Current assets:
  Cash and cash equivalents                    $   196,880        $   600,085
  Accounts receivable, net of allowance of
    $3,500 at June 30, 1996 and $3,500
    at December 31, 1995                           824,934            554,926
  Inventories, net                               1,815,160          1,311,230
  Prepaid expenses                                 127,387             29,980

    Total Current Assets                         2,964,361          2,496,221

Property, plant and equipment, net of
  accumulated depreciation of $1,093,586 at
  June 30, 1996 and $1,040,404 at
  December 31, 1995                              1,038,456            979,385
Other assets                                       296,863            258,578

    TOTAL ASSETS                                 4,299,680          3,734,184

Current liabilities:
 Accounts payable & accrued expenses               636,066            569,112
 Deferred income taxes	                                 0              11,075

    Total Current Liabilities                      636,066            580,187

Long term liabilities:
  Notes payable                                    600,000            600,000

Shareholder's equity:  Common stock $.001
 par value authorized 7,500,000; 1,499,926
 issued and outstanding at June 30,1996
 and 1,499,926 shares at December 31, 1995           1,500              1,500

Capital in excess of par value                   2,829,242          2,829,242

Stock Subscription Receivable                       (9,000)          (277,000)

Retained earnings	                                 241,872                255

     Total Shareholders' Equity                  3,063,614          2,553,997

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                          $ 4,299,680        $ 3,734,184

Page 4 of 9
                  ACTION PRODUCTS INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                   AND CHANGES IN RETAINED EARNINGS
                            (UNAUDITED)

                        Three months ended June 30   Six months ended June 30
                               1996          1995       1996        1995
Net Sales                   $1,736,182   $1,659,990   $3,173,846   $2,945,705
Cost of Sales                1,155,792    1,109,075    2,071,599    1,933,014

Gross Profit                   580,390      550,915    1,102,247    1,012,691

Selling, General &
 Administrative Expenses       465,631      446,151      851,370      804,740

Other (expenses) income
  Other                         12,234       17,434       18,939       22,103
  Interest expense             (14,156)     (20,700)     (28,199)     (37,449)
Total                           (1,922)      (3,266)      (9,260)     (15,346)

Income before income taxes     112,837      101,498      241,617      192,605

Provision for income taxes           0            0            0            0

Net Income                     112,837      101,498      241,617      192,605

Beginning Retained Earnings    129,035      295,636          255      204,529

Ending Retained Earnings      $241,872     $397,134     $241,872     $397,134


Net Income per share             $0.08        $0.10         0.16        $0.18

Weighted average number of
 common shares outstanding   1,499,926    1,042,987    1,499,926    1,042,904

Page 5 of 9
                 ACTION PRODUCTS INTERNATIONAL, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                         Three months ended June 30  Six months ended June 30
                                1996          1995        1996         1995
Cash flows from operating activities:
 Net income (loss)            $112,837     $101,498     $241,617     $192,605
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation               28,036       27,883       53,182       48,629

Change in assets and liabilities:
     Decrease (increase) in current
      assets other than cash and cash
      equivalents             (177,864)      (5,047)    (882,420)    (467,434)
     Increase (decrease) in
      current liabilities     (137,436)      56,232       66,954      303,526
     Decrease (increase) in
      other assets               5,055      (20,152)     (38,285)     (44,803)

Net cash provided by (used
 in) operating activities    ($169,372)    $160,414    ($558,952)     $32,523

Net cash used in investing
 activities                   ($53,472)    ($25,478)   ($112,253)    ($41,390)

Cash flows from financing activities:
     Proceeds from (repayments
      of) borrowings from related
      parties, net                   0      (60,000)           0     (166,999)

     Results of other financing
      activities                     0       22,500      268,000       22,500

Net cash (used in) provided
 by fin. activities                 $0     ($37,500)    $268,000    ($144,499)

Net increase (decrease) in
 cash and cash equiv.        ($222,844)     $97,436    ($403,205)   ($153,366)

Cash and cash equivalents
 at start of period           $419,724      $36,248     $600,085     $287,050

Cash and cash equivalents
 at end of period             $196,880     $133,684     $196,880     $133,684

Supplemental disclosures - cash paid for
 Interest                      $14,156      $20,700      $28,199      $37,449
 Taxes                              $0           $0      $11,075           $0

ACTION PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Condensed consolidated financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at June 30, 1996 and the results of its operations and cash flows for the three and six month periods ended June 30, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB/A for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2.  Shareholders' equity
During the six months ending June 30, 1996 shareholders' equity increased $509,617. Net income for the period was $241,617. The Company collected $268,000 of the outstanding stock subscriptions receivable; $9,000 remains receivable in the form of non-interest bearing promissory notes secured by the stock purchased.

3.  Income  per common share
Income per common share is computed based upon the weighted average number of shares outstanding during the period.

4.  Related Party Transactions
The convertible notes payable to Warren and Judith Kaplan totaling $600,000 were transferred as follows: $480,000 to Ronald Kaplan and $120,000 to Elissa Kaplan. There were no other changes in the terms or conditions of the notes.

5.  Credit Line
During the quarter, the Company has established a $300,000 revolving line of credit with a financial institution. At June 30, 1996, there were no outstanding borrowings on the line of credit.

Page 7 of 9
ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations:
Three months ended June 30, 1996
During the second quarter ended June 30, 1996 revenue increased to $1,736,182 in 1996 from $1,659,990 in 1995, up 5%. The second quarter 1996 net income improved 11% to $112,837 versus $101,498 for the 1995 comparable period, due to the increase in sales. Income per share was $.08 in 1996 versus $.10 per share in 1995 due to the 44% increase in the weighted average number of common shares outstanding. The increase in sales is attributable to the improved packaging, merchandising and marketing efforts of the Company's core product lines and a newly focused effort by sales management which includes the use of outside representatives.

Gross profit increased $29,475 to $580,390 from $550,915. As a percent of sales, gross profit was up to 33.43% from 33.19% for the 1995 comparable period. Selling, General & Administrative Expenses as a percentage of sales remained constant at 27% of gross sales due to the results of the continued emphasis on cost containment and other efficiencies, and the increase in sales.

Six months ended June 30, 1996
During the six months ended June 30, 1996 revenue increased 8% to $3,173,846 in 1996 from $2,945,705 in 1995. The six months 1996 net income was $241,617 versus $192,605 in 1995, an improvement of over 25%, due to the sales increase. Income per share for the six months was $.16 in 1996 versus $.18 per share in 1995 reflecting the 44% increase in the weighted average number of common shares outstanding. The increase in sales is attributable to the improved packaging, merchandising and marketing efforts of the Company's core product lines and a newly focused effort by sales management which includes the use of outside representatives.

Gross profit increased $89,556 to $1,102,247 from $1,012,691. As a percent of sales, gross profit was up to 33.73% from 33.38% for the 1995 comparable period. Selling, General & Administrative Expenses as a percentage of sales remained constant at 27% of gross sales due to results of the continued emphasis on cost containment and other efficiencies and the increase in sales.

Financial Condition, Liquidity and Capital Resources:
As of June 30, 1996, current assets were $2,964,361 compared to current liabilities of $636,066 for a current ratio of 5:1. At June 30, 1996, working capital improved by $412,261 compared to December 31, 1995.

The peak period of the Company's business cycle is March through August.
Thus, accounts receivable and inventories were $824,934 and $1,815,160, respectively, at June 30, 1996 compared to $554,926 and $1,311,230, respectively, at December 31, 1995. The increase in receivables and inventories are considered normal for the Company and reflect the increased activity in our high volume period. Total current assets increased by $468,140, total assets increased by $565,496 and current liabilities increased by only $55,879.

Significant changes in balance sheet from December 31, 1995 included the following: Accounts receivable increased to $824,934 from $554,926, an increase of $270,008, due in part to the increase in sales. Inventories, consisting primarily of finished goods, increased $503,930 to $1,815,160 at June 30, 1996 from $1,311,230 at December 31, 1995. Prepaid expenses increased by $97,407 to $127,387 from $29,980 at December 31, 1995 due to their seasonal nature. Property, plant and equipment, net of depreciation, increased by $59,071 from December 31, 1995 due to various equipment purchases to improve production and technological efficiency. Other assets increased by $38,285 from December 31, 1995, primarily due to dies, molds, designs and prepaid expenses related to new products and packaging. Accounts payable and accrued expenses increased $66,954 to $636,066 at June 30, 1996 from $569,112 at December 31, 1995 due primarily to the seasonal nature of the purchases and the timing of inventory receipts.

Cash and cash equivalents were down $403,205 from December 31, 1995 and $222,844 from March 31, 1996. Cash flow used in operations was $169,372 for the three months ended June 30, 1996 as compared to cash flow provided by operations of $160,414 for the comparable period June 30, 1995. This is due to increases in sales and net income and a concerted effort towards earlier inventory purchases.

Shareholders' equity at June 30, 1996 increased during the second quarter by $509,617 to $3,063,614 due to earnings and the receipt of stock subscriptions receivable.

During the quarter, the Company established a $300,000 line of credit with a lending institution. The stated rate of interest for the line is defined as Prime plus one half of one percent. As of June 30, 1996, the Company had no outstanding borrowings against the line.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ACTION PRODUCTS INTERNATIONAL, INC.




     Date:  July 24,  1996             By:  /s/ Judith Kaplan
                                       Judith Kaplan
                                       Chief Financial Officer