Form 10QSB
period 1996-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1996-11-06
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996     Commission File Number
                                  Registration Number 2-93512-A




                       ACTION PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




       Florida                              59-2095427
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

344 Cypress Road, Ocala, Florida            34472-3108
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code     (352) 680-3516


Check  whether the registrant (1) has filed all reports required to be filed  by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 YES      X      NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.


        Class                     Outstanding at September 30, 1996
Common Stock, $.001 par value                1,499,926

                                                                     Page 2 of 9
                                    I N D E X

 PART I.                                  FINANCIAL INFORMATION  Page
                                                  Number
 Item 1.                                   Financial Statements

        Condensed balance sheets - September 30, 1996
           and December 31, 1995 (unaudited)                        3

        Condensed statements of operations and changes
           in Retained Earnings - Three and nine months ended
           September 30, 1996 and 1995 (unaudited)                  4

        Condensed statements of cash flows - Three and nine months
           ended September 30, 1996 and 1995 (unaudited)            5

        Notes to condensed financial statements                     6

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of Operations               7


        SIGNATURE PAGE                                              9

                                                                     Page 3 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                    September 30,   December 31,
                                        1996           1995

Current assets:
  Cash and cash equivalents              $166,729        $600,085
  Accounts receivable, net of
   allowance of $3,500 at September
   30, 1996 and $3,500 at December
   31, 1995                               708,609         554,926
  Inventories, net                      1,469,388       1,311,230
  Prepaid expenses                        189,637          29,980

 Total Current Assets                   2,534,363       2,496,221

Property, plant and equipment,
 net of accumulated depreciation of
 $1,122,127 at September 30, 1996 and
 $1,040,404 at December 31, 1995        1,069,043         979,385
Other assets                              476,475         258,578

 TOTAL ASSETS                           4,079,881       3,734,184

Current liabilities:
 Accounts payable & accrued expenses      362,863         569,112
 Deferred income taxes                          0          11,075

 Total Current Liabilities                362,863         580,187

Long term liabilities:
  Notes payable                           600,000         600,000

Shareholder's equity:  Common
 stock $.001 par value authorized
 7,500,000; 1,499,926 issued and
 outstanding at September 30, 1996
 and 1,499,926 shares at
 December 31, 1995                          1,500           1,500

Capital in excess of par value          2,829,242       2,829,242

Stock Subscription Receivable              (9,000)       (277,000)

Retained earnings                         295,276             255

  Total Shareholders' Equity            3,117,018       2,553,997

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $ 4,079,881     $ 3,734,184

                                                                     Page 4 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)

                     Three months ended       Nine months ended
                       September 30              September 30
                        1996        1995        1996        1995

Net Sales                      $          $           $            $
                       1,458,827  1,454,796   4,632,673    4,400,500
Cost of Sales            955,156    974,251   3,026,755    2,907,265

Gross Profit             503,671    480,545   1,605,918    1,493,235

Selling, General &
 Administrative Exp      443,544    472,187   1,294,914    1,276,927

Other (expenses) income
Other                      6,902     50,324      25,841       72,427
Interest expense         (13,625)   (16,243)    (41,824)     (53,692)
Total                     (6,723)    34,081     (15,983)      18,735

Income before             53,404     42,439     295,021      235,043
income taxes
Provision for                  -          -           -            -
income taxes

Net Income                53,404     42,439     295,021      235,043

Stock Dividend                 -   (354,150)          -     (354,150)

Beginning Retained       241,872    397,134         255      204,530
Earnings

Ending Retained        $ 295,276  $  85,423   $ 295,276    $  85,423
Earnings


Net Income per             $0.04      $0.03       $0.20        $0.20
share

Weighted average
 number of common
 shares outstanding    1,395,605  1,499,926   1,499,926    1,161,777

                                                                     Page 5 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Three months     Nine months ended
                                          ended September 30      September 30
                                            1996     1995      1996      1995
Cash flows from operating activities:
 Net income (loss)                        $53,404   $42,439  $295,021 $235,043

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
  Depreciation                             28,541    23,614    81,723   72,243
  Provision for contribution to ESOP            -     4,688         -    4,688

Change in assets and liabilities:
  Decrease (increase) in current
  assets other than cash and cash
  equivalents                             399,847   341,542  (471,498) (125,891)

  Increase (decrease) in current liab    (273,203)  (94,487) (217,324)  209,039

  Decrease (increase) in other assets    (179,612)  (38,250) (217,897)  (83,052)

Net cash provided by (used in) oper act   $28,977  $279,546 ($529,975) $312,070

Net cash used in investing activities    ($59,128) ($18,434)($171,381) ($59,824)

Cash flows from financing activities:
  Proceeds from (repayments of)
  borrowings  from related parties, net         0  (168,321)        0 (335,320)

  Results of other financing activities         0    46,784   268,000   69,284

  Net cash (used in) provided by fin act       $0 ($121,537) $268,000($266,036)

  Net increase (decrease) in cash and
     cash equivalents                    ($30,151) $139,575 ($433,356)($13,790)

Cash and cash equivalents at start
     of period                           $196,880  $133,685  $600,085 $287,050

Cash and cash equivalents at end
     of period                           $166,729  $273,260  $166,729 $273,260

Supplemental disclosures - cash paid for
Interest                                  $13,625   $16,243   $41,824  $53,692
Taxes                                          $0        $0   $11,075       $0

                       ACTION PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Condensed consolidated financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at September 30, 1996 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-
KSB/A for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2.  Shareholders' equity
During the nine months ending September 30, 1996 shareholders' equity increased $563,021. Net income for the period was $295,021. The Company collected $268,000 of the outstanding stock subscriptions receivable; $9,000 remains receivable in the form of non-interest bearing promissory notes secured by the stock purchased.

3.  Income  per common share
Income per common share is computed based upon the weighted average number of shares outstanding during the period.

4.  Related Party Transactions
The convertible notes payable to Warren and Judith Kaplan totaling $600,000 were transferred as follows: $480,000 to Ronald Kaplan and $120,000 to Elissa Kaplan. The principal maturity date has been extended five years.

5.  Credit Line
The  Company  has  established a $300,000 revolving line of  credit.   As  of
September 30, 1996, no draws had been made on this line.

                                                                     Page 7 of 9
ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations:
Three months ended September 30, 1996
During the third quarter ended September 30, 1996 revenue increased to $1,458,827 in 1996 from $1,454,796 in 1995, up $4,031. The third quarter 1996 net income improved 26% to $53,404 versus $42,439 for the 1995 comparable period. Income per share was $.04 in 1996 versus $.03 per share in 1995. The increase in margins, and hence net income, is attributable to improved terms and conditions of oversees purchases and the further development of proprietary products versus distributed lines.

Gross profit increased $23,126 to $503,671 from $480,545. As a percent of sales, gross profit was up to 34.5% from 33.0% for the 1995 comparable period. Selling, General & Administrative Expenses as a percentage of sales decreased to 30% of gross sales from 32% due to the results of the continued emphasis on cost containment and other efficiencies.

Nine months ended September 30, 1996
During the nine months ended September 30, 1996 revenue increased 5% to $4,632,673 in 1996 from $4,400,500 in 1995. The nine months 1996 net income was $295,021 versus $235,043 in 1995, an improvement of 26%, due to the improved margins of proprietary products. Income per share for the nine months remained $.20 in 1996, thus absorbing the near 30% increase in the weighted average number of common shares outstanding. The increase in sales is attributable to the improved packaging, merchandising and marketing efforts of the Company's core product lines and a newly focused effort by sales management which includes the use of outside representatives. The increase in margins is attributable to improved terms and conditions of oversees purchases and the further development of proprietary products versus distributed lines.

Gross profit increased $112,683 to $1,605,918 from $1,493,235. As a percent of sales, gross profit was up to 34.7% from 33.9% for the 1995 comparable period. Selling, General & Administrative Expenses as a percentage of sales was down to 28% of gross sales from 29% for the comparable period in 1995 due to results of the continued emphasis on cost containment and other efficiencies and the increase in sales.

Financial Condition, Liquidity and Capital Resources:
As of September 30, 1996, current assets were $2,534,363 compared to current liabilities of $362,863 for a current ratio of 7:1. At September 30, 1996, working capital improved by $255,467 compared to December 31, 1995.

The peak period of the Company's business cycle is March through August. Thus, accounts receivable and inventories were $708,609 and $1,469,388, respectively, at September 30, 1996 compared to $554,926 and $1,311,230, respectively, at December 31, 1995. The increase in receivables and inventories are considered normal for the Company and reflect the increased activity in the Company's high volume period. Total current assets increased by $38,142, total assets increased by $345,697 and current liabilities decreased by $217,324.

Significant changes in balance sheet from December 31, 1995 included the following: Accounts receivable increased to $708,609 from $554,926, an increase of $153,683, due in part to the increase in sales, but consistent with the comparable period in 1995. Inventories, consisting primarily of finished goods, increased $158,158 to $1,469,388 at September 30, 1996 from $1,311,230 at
December 31, 1995 and prepaid expenses increased by $159,657 to $189,637 from $29,980 at December 31, 1995 due to their seasonal nature. Property, plant and equipment, net of depreciation, increased by $89,658 from December 31, 1995 due to various equipment purchases to improve production and technological efficiency. Other assets increased by $217,897 from December 31, 1995, primarily due to product costs and prepaid expenses related to new products and packaging. Accounts payable and accrued expenses decreased $206,249 to $362,863 at September 30, 1996 from $569,112 at December 31, 1995 due primarily to the seasonal nature of the purchases and the timing of inventory receipts.

Cash and cash equivalents were down $433,356 from December 31, 1995 and $30,151 from June 30, 1996. Cash flow provided by operations was $28,977 for the three months ended September 30, 1996 as compared to cash flow provided by operations of $279,546 for the comparable period September 30, 1995. This is due to increases in sales and net income, the timing of payments, and a concerted effort towards earlier inventory purchases.

Shareholders' equity at September 30, 1996 increased during the nine months by $563,021 to $3,117,018 due to earnings and the receipt of stock subscriptions receivable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Action Products International, Inc.




           Date:  October 28,1996   By: /s/ Judith Kaplan
                                         Judith Kaplan
                                    Chief Financial Officer