Form 10KSB
period 1996-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1997-03-31
CIK 747435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB
(Mark One)

   [ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                                        OR
   [   ]  Transition Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1996Commission file number 0-13118

For the transition period from _________________ to ___________________

                        ACTION  PRODUCTS  INTERNATIONAL,  INC.
                 (Name of Small Business Issuer in Its Charter)

          Florida                                                59-2095427
State or other jurisdiction of                             (IRS Employer
incorporation or organization                           Identification No.)

   344 Cypress Road, Ocala, Florida                         34472-3108
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (352) 687-2202

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

      State issuer's revenues for its most recent fiscal year:  $ 5,574,746

    The aggregate market value of the voting stock held by the non-affiliates of the Registrant was $1,943,032 based on the average bid and asked price reported March 4, 1997 (based on 887,229 shares).

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 4, 1997

          Class                                             Outstanding
      Common Stock, $.001                                         1,549,926

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                             PART I
ITEM 1. BUSINESS:

     Description of Business

      The Company, and its divisions Action Snacks, Action Publishing, and Logo America, design, manufacture, and market toys, gifts, books, freeze dried snack foods, and other products in an extensive line of creative merchandise. The Company also sells and imprints wearables such as t-shirts and caps and other promotional products, gifts, and souvenirs. The Company's products are sold to edutainment specialty retailers, museums, zoos, aquariums, theme parks, attractions and toy stores in the United States and worldwide.

     Educational Toys and Other Products - "Action Products"

     The Company sells an educational toy and gift product line with an emphasis on nature, space and dinosaurs. The Company's products are derived from approximately 50 sources. About 50% of the products are manufactured for the Company outside the United States, primarily in Taiwan, Hong Kong and increasingly, China, and are directly imported by the Company.

     Freeze Dried Snack Foods - "Action Snacks"{r}

      The Company domestically manufactures freeze dried snack foods including ice cream and ice cream sandwiches, frozen yogurt, fruit and pizza. Produced using a process developed by NASA for the Apollo program, they are sold primarily as novelty foods to space and science-related shops. The freeze dried products are sold under the protected registered trademark "Action Snacks."

     Publishing - "Action Publishing"

      The Company publishes a line of educational books under the name "Action Publishing." The line of books includes children's activity, coloring and sticker books on such topics as nature, science, dinosaurs and aerospace. Its books are published both domestically and overseas.

     Promotional Products - "Logo America"

      The Company sells "Activewear" such as t-shirts, jackets, and hats upon which the Company prints original designs, as well as corporate and other promotional logos. The Company maintains an in-house screen printing plant with two computerized presses which produce the garments for sale. The Company uses state of the art printing equipment together with computer graphic systems to obtain a high-quality reproduction of photographic realism. It has developed processes which allow photographs to be used as primary sources of artwork and is introducing new lines of photographic t-shirts. The Company also sells other promotional products such as pens, pencils, lapel pins, coffee mugs, mouse pads, and other stationery items imprinted with corporate logos, promotional logos, and original designs. The Company markets its promotional products through its "Logo America" division.

     Customers

     The Company currently sells to approximately 2,000 museum stores throughout the United States out of a market of over 6,000 stores. The museum gift shop market includes natural history, science, zoos, nature centers, aquariums, history and space-related facilities (NASA Base shops). The Company is increasingly selling outside its established niche to toy stores, gift stores and other types of specialty retailers.

     No single customer accounts for more than 3% of sales and no single product accounts for more than 6% of sales. The Company has customers in every state in the United States, as well as the District of Columbia. The Company exports to more than 20 foreign countries and regions including Canada, Europe, South and Central America, Saudi Arabia, Finland, Germany, Japan, Hong Kong, Korea, New Zealand, Denmark, Sweden and Australia.

     Marketing and Sales

      The Company markets its products through its full color catalogs, newsletters, client visits, and telephone contact and solicitation. The Company also exhibits its products and services at museum, gift, toy, and other trade shows, as well as showrooms located across the country staffed by manufacturers' sales representatives. The Company continues to emphasize its own proprietary products and trade names through aggressive advertising and extensive package redesign.

      Inside sales representatives sell the Company's products directly to key accounts by telephone and other personal contact. This sales method has permitted the Company to have continuing contact with the Company's customers, allowing the Company to identify new markets quickly and to respond promptly to individual customer needs. National sales coverage is supplemented by a network of manufacturers' representative companies.

      The Company's product lines are presented to customers through full color catalogs which were completely redesigned for 1997. The catalogs segregate the Company's product lines by division. The catalogs are designed to permit buyers to select and purchase products and play an important role in the generation of new customers and leads. Customers are encouraged to place orders from the catalog through the Company's toll-free telephone number and by toll-free fax.

      Sales invoices are posted to the financial records on day of shipment, which is usually the same day as the order is entered. No interest is charged during the first 30 days following posting of an invoice. After 30 days, unpaid invoices are deemed overdue and late charges of one and one half percent per month are applied to the unpaid balance. A small number of orders are prepaid, paid C.O.D. or paid by credit card. The Company requires a deposit of 50% or more for most custom design or imprinting orders. A computerized perpetual inventory is maintained. Customers must request approval for credits in writing. Credits are processed and approved by the accounting department. Returned merchandise is inspected for damage and is generally subject to a reasonable restocking charge. Credit memos must generally be used against future purchases. Sales are netted in the month the credit memo is issued. Historically, credits and adjustments have been less than 2% of sales. The Company believes that its sales, inventory and credit policies reflect standard industry practices.
      Less than 15% of the Company's sales are made on terms other than regular terms as noted above. In a limited number of cases, customers are granted an additional 30 to 60 days credit without service charges.

     Competition

      The Company competes against toy, educational, scientific and souvenir manufacturers and importers, distributors and book publishers. The Company's ability to compete successfully is based upon its core competencies: its ability to offer a wide range of specialized "theme" products; "same-day" shipment on most orders; and its in-house sales personnel who maintain regular and close contact with the Company's customers. The Company believes its reputation, service, and customer orientation enable it to build and maintain customer loyalty.

      The Company believes that it can maintain and expand its customer base due to its wide range of products, its customer service abilities, and its experience in the industry. The Company is strongly committed to maintaining and enhancing its advantages in its markets by continually improving the products and services it offers. These services include "value-added" merchandising such as packaging and display materials intended to assist the Company's customers in the sale of the Company's products. In addition, the
Company has maintained its focused efforts towards the establishment and extension of proprietary product lines in a move away from distributed lines.

     Personnel

      As of December 31, 1996, the Company had 41 full time employees, including three executive positions, twelve sales positions, and the remaining twenty-six positions to fulfill administrative responsibilities in marketing, product development, accounting, logistics, etc. None of the employees are represented by a union. In 1996, the Company offered certain benefits to its employees including life insurance, an Employee Stock Ownership Plan (ESOP), a 401(k) plan, and employee contributed IRC Section 125 health plan. All employees are required to sign a non-compete agreement prohibiting competition with the Company for a period of one year following termination of their employment. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION  OF  PROPERTY:

      The  Company's operations are located in a 35,000 square foot building  on
2.5 acres which it owns in an industrial park in Ocala, Florida. Management considers the building adequate to house its operations for the foreseeable future.

ITEM 3.   LEGAL  PROCEEDINGS:

          NONE

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

          NONE

                            PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS:

      The Company paid an 8% stock dividend in August 1995. The Company has previously distributed warrants as dividends, but has not paid any cash dividends. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend on, among other things, the Company's future earnings, financial condition, capital and other cash requirements, and general business conditions.

      The Company's Common Stock is traded on The NASDAQ SmallCap Market under the respective symbol APII. The number of holders of the Company's Common Stock as of March 5, 1997, was approximately 500.

      The high and low bid quotations for each quarter of the fiscal years ended December 31, 1996 and 1995 are follows:

     Quarter Ended:          High Bid       Low Bid

     March 31, 1995              1.75            1
     June 30, 1995              3.625        1.375
     September 30, 1995         3.375       2.3125
     December 31, 1995         3.9375        1.625
     March 31, 1996            3.3125        2.875
     June 30, 1996               4.25            3
     September 30, 1996         3.125         2.75
     December 31, 1996         2.8125       2.0625


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     General

      The Company achieved a marginal sales increase over its record sales in 1995. Management has expressed its dissatisfaction with the rate of its sales growth, but is optimistic about the effects of its current marketing and product development efforts on future sales. During the year ended December 31, 1996, the Company exerted significant energy towards the development of its core management team, creation of new marketing programs, packaging and repositioning of its products, and the development of new concepts and products for sale in future years. Management expects these projects, joined by an emphasis on developing and selling only proprietarily packaged products, to lead to increased market penetration and improved gross profit margins.

      Sales, marketing, and product development efforts have been focused on developing divisionalized, proprietary lines of products. During 1996, the Company established its network of manufacturers' reps to provide national sales coverage for its new and existing lines of product. The continued recruiting of outside reps supplemented the further development of the Company's inside sales force.

      The marketing efforts of the Company bridge the gap between sales and product development. It seeks to provide the Company's sales force with the tools and resources necessary to further penetrate the Company's markets. To accomplish this, the Company continues to redesign its product packaging and is working with retailers to develop planagrams and point-of-purchase displays. By improving the presentation of its proprietary products, the Company provides its customers--retail stores--with the means to improve sales to their customers -the consumers. It addition to sales support, the Company's marketing efforts provide product development research, feedback, and data needed to create and improve product types and mix.

     Coupled with its efforts in the improvement of the quality of its sales and its marketing efforts, the Company continues its investments in product quality through its product development system. The Company feels the time and resources invested in developing more proprietary products is leading to increased market penetration into its current and expanding customer base. The Company now has in place a network of model makers, pattern makers, designers and product development specialists. This network composes the foundation of the Company's product development system. The Company feels that the resultant proprietary products carry higher perceived values and lay the foundation for the improvement of lasting profit margins.

      Any statements that are not historical facts contained in this discussion are forward looking statements that involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, intellectual property rights and litigation and the outcome of governmental proceedings, competitive products, risks in product and technology development, the results of financing efforts, the ability to complete transactions, and other risks identified in this and the Company's other Securities and Exchange Commission filings.

     Results of Operations

     The financial data included in the following table has been selected by the Company and has been derived from the financial statements. The following financial data should be read in conjunction with the audited financial statements and related notes included elsewhere herein.

                   Twelve (12) Months Ended December 31,
                               1996               1995

     Net Sales             $5,574,746         $5,487,015
     Cost of Sales          3,651,392          3,575,517
     Selling, General &
       Administrative Exp.  2,226,206*         1,700,258
     Net Income (loss)       (317,855)           149,878
     Net Income (loss)
       per Common Share         (0.21)              0.12
     Total Assets           3,872,316          3,734,184
     Stockholders' Equity   2,504,142          2,553,997

     *Includes charges of $491,662 associated with the discontinuation of distribution activities and a write down of assets.


Year Ended December 31

      Net sales were $5,574,746 and $5,487,015 in 1996 and 1995, respectively. The Company produced an increase despite a substantial reduction in the total number of available products. Management's efforts to streamline the product mix in a directed move away from the distribution of other manufacturer's products resulted in an only slight sales increase of $87,731, up 1.6%.

       Cost   of  sales  were  $3,651,392  and  $3,575,517  in  1996  and  1995, respectively. As a percentage of net sales, cost of sales was up slightly 65.5% in 1996 and 65.2% in 1995. Accordingly, gross profit was $1,923,354 and $1,911,498 in 1996 and 1995, respectively. Management placed a strong focus on product and product packaging improvements in 1996 and 1995 which it anticipates will reap benefits in future years.

     Selling expenses were $775,407 and $659,689 in 1996 and 1995, respectively. As a percentage of net sales, selling expenses were 13.9% and 12.0% in 1996 and 1995, respectively. Selling expenses are primarily related to sales commissions, the Company's representation at industry trade shows, and its efforts to increase the quality of customer contacts. The increase in selling expenses is primarily attributable to an enhanced commission structure for the Company's sales force and the further addition of manufacturers' representative companies.

      General and Administrative expenses were $959,137 and $1,040,569 in 1996 and 1995, respectively. The decrease in General and Administrative is a result of management's efforts to control costs.

      Product development and market repositioning expense of $491,662 in 1996 included the costs associated with the development of new proprietary product lines, repackaging and repositioning of existing lines, and a write down of assets associated with discontinued and substantially altered products. These charges resulted from management's efforts to reposition the Company from distributor to manufacturer.

      Interest expense related to current and long term debt was $55,493 and $67,624 in 1996 and 1995, respectively. (See "Liquidity and Capital Resources")

      Interest income was $12,376 and $7,668 in 1996 and 1995, respectively, and related primarily to interest earned on temporary cash investments.

      Other income has historically been insignificant and represented less than one fourth of one percent of net sales in each of the last two years.

     Liquidity and Capital Resources

     As of December 31, 1996, current assets were $2,432,785 compared to current liabilities of $768,174 for a current ratio of 3.2:1 from 4.3:1 at December 31, 1995.

      The Company had negative cash flows from operations of $383,803 primarily due to the investment in other assets subsequently written off as product development and market repositioning expense. Total current assets decreased by $63,436 while total assets increased by $138,132. Accounts receivable decreased by $36,944 due in part to the increase in the allowance for doubtful accounts. Inventories, primarily finished goods, decreased by $106,452 to $1,204,778 at December 31, 1996, from $1,311,230 at December 31, 1995 due primarily to the reduction in the number of products being distributed by the Company and improved inventory turn management. Cash and cash equivalents were down by $136,948 and prepaid assets were up $195,908 due to the timing of cash outlays for short term amortizable assets. Current liabilities were up $187,987 due primarily to borrowings against the Company's revolving line of credit.

      As of December 31, 1995, the Company's only long-term debt was a convertible promissory note of $600,000 owed to a related party. This note bears interest at 9% per annum, payable monthly, and is convertible into 1,036,800 shares of the Company's Common Stock.

     During the year ended December 31, 1996, the Company received approximately
$268,000  from the collection of stock subscription receivables.   In  addition,
the Company had a stock subscription receivable of $84,000 at year end.

      The Company has established a revolving line of credit with a financial institution that is secured by accounts receivable and inventory. The borrowing limit as of December 31, 1996 was $300,000, on which the Company had borrowed $175,000. As of March 14, 1997, the Company's financial institution increased the Company's borrowing limit to $700,000.

      During 1996, the Company recorded normal depreciation of its fixed assets of approximately $111,000 and write downs of approximately $83,000. In addition, the Company invested approximately $196,000 and 88,000 in the acquisition of new assets in 1996 and 1995, respectively. Accordingly, net property, plant and equipment increased by approximately $85,000.

      Shareholders' equity at December 31, 1996 decreased by approximately $50,000 to $2,504,142. Shareholder equity decreased due to the loss which was offset by the collection of stock subscription receivables.

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
          (2) on this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

          NONE

ITEM 9.        DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS:  COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT:

               MANAGEMENT/BOARD OF DIRECTORS

 Name               Age              Position

Ronald Kaplan        31     Director, President, Chairman of the
                            Board of Directors, Chief Executive Officer

Judith Kaplan        58     Director, Chief Financial Officer

Warren Kaplan        59     Director

Richard Gordon       67     Director

Delton G. de Armas   26     Secretary

Robert Zumbahlen     40     Treasurer

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

      Warren Kaplan, Director since 1987, was President of the Company from 1987
until  1994.   Mr. Kaplan now operates Kaplan Asset Management and serves  as  a consultant to the Company.

      Richard Gordon, Director since April 1996, is a former Apollo and Gemini Astronaut and has served both as director and officer with other publicly traded companies, including Executive Vice President of the National Football League's New Orleans Saints, Board Director of Scott Science and Technology, Inc., President/CEO of Astro Sciences Corporation, and President of Space Age America, Inc.

      Delton G. de Armas, Secretary, is a graduate of the University of Central Florida in Orlando, Florida with Bachelor of Science degrees in Accounting
(1992) and Finance (1993). Mr. de Armas joined Action Products in 1995 from the Certified Public Accounting firm of Lovelace, Roby & Company, P.A., the
Company's auditors. He currently serves as the Company's Controller and Accounting Manager.

      Robert Zumbahlen has been Treasurer since 1991. He is a graduate of Bentley College in Waltham, Massachusetts (1979) with a Bachelor of Science in accounting. Mr. Zumbahlen joined Action Products in 1984 and is currently the Company's Purchasing Manager.


                            PART III

ITEM 10.  EXECUTIVE  COMPENSATION:

      The following table sets forth the aggregate compensation paid to Ronald Kaplan (the "Named Executive Officer") by the Company. None of the other executive officers of the Company were paid a total annual salary and bonuses which was $100,000 or more.

                     Summary
                Compensation Table
                    Long Term
                  Compensation

                                Other
                                Restricted Other    Options           All
Name and                 Annual Compen-    Stock    /LTIP             Compen-
Principal        Salary  Bonus  sation     Award(s) SARs     Payouts  sation
Position    Year    ($)   ($)    ($)(1)    ($)      (#)      ($)       ($)
Ronald      1996 $73,370        $6,000              -0-      -0-      -0-
Kaplan      1995 $54,218        $6,000              -0-      -0-      -0-
CEO         1994 $47,335        $6,000              -0-      -0-      -0-

_________________________
  (1)Includes value of use of automobile, vacation pay, sick pay.

      Ron Kaplan was promoted to Chief Executive Officer and Chairman of the Board of Directors as of January 1, 1996 and continues to serve as President of the Company. Mr. Kaplan's annual salary is $75,000 plus the use of an automobile.

      The following table sets forth the aggregate of options exercised in the year ended December 31, 1996 and the value of options held at December 31, 1996.

Option Exercises/Option Values
                                                     Value of
               Shares                   Unexercised  Unexercised
               Acquired on   Value      Options at   Options at
Name           Exercise      Realized   Year End     Year End(1)
Ronald Kaplan  -             -          343,000      $228,420

             (1)The market price of the stock at December 31, 1996 was $2.44 per share. The Value of Unexercised options is shown net of the exercise price of $1.50. Based upon the market price at year end, there were 100,000 options with an exercise price of $3.50 that were deemed to have no value.

      Paragraph 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by the SEC Regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent (10%) beneficial owners have been complied with.

     Employee Stock Ownership Plan

      On April 23, 1984, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP qualifies for special tax benefits under the Internal Revenue Code. Under the ESOP, the Company, at the discretion of its Board of Directors, may make an annual contribution to a trust which purchases the Company's stock from the Company for the benefit of the Company's employees who have completed at least 1,000 hours of work during the fiscal year. Employer contributions under the ESOP are allocated to each employee's account on a pro-rata basis according to the total compensation paid to, and the number of years of service by, all eligible employees. An employee becomes 100% vested in the ESOP following 5 years of plan eligibility. As of December 31, 1996, there were 28,215 shares of Common Stock held by the Company's ESOP trust.

     401(k) Plan

      Effective October 3, 1986, the Company adopted a Voluntary 401(k) Plan. All employees are eligible for the plan. Employees who have worked for the Company 18 months are eligible for a 34% match of their subsequent contributions. Benefits are determined annually. The lowest 66% of paid employees may contribute the lesser of 15% of their salary or approximately $9,000. The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% of average contributions of the lowest 66% of paid employees to a maximum of approximately $9,000 or applicable maximum allowed by the Internal Revenue Code. Employer contributions vest within three months and all contributions are held in individual employee accounts with an outside company.

     Stock Option Plan

      On May 28, 1996 the Board of Directors adopted a stock option plan called the "1996 Stock Option Plan" (the "Plan"). The Board of Directors have determined that the Plan will work to increase the officers', key employees' and consultants' interest in the Company and to align more closely their interests with the interests of the Company's shareholders. The Board of Directors believes that the Plan is in the Company's best interests.

      Under the Plan, the Company has reserved an aggregate of 900,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). Plan Options may either be options qualifying as incentive stock options ("Incentive Options") or options that do not qualify ("Non-Qualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee but shall in no event be less than 5% of the fair market value of the underlying shares on the date of the grant. As of December 31, 1996, there were 509,000 options existing under the plan.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT:

      The following table sets forth information as of March 4, 1997, with respect to the beneficial ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. Except as noted below, each person has sole voting and investment power with respect to the shares shown. On the above date the Company had 1,549,926 shares of Common Stock outstanding.

                          Table of Beneficial Ownership
                                       Amount and
                                       Nature of
Name and                   Title        Beneficial      Percent
Address                    of Class     Ownership(1)    of Class

Ronald S. Kaplan
344 Cypress Road
Ocala, FL  34472           Common       364,157 (3)     19.24%

Judith Kaplan
344 Cypress Road
Ocala, FL  34472           Common       843,302 (2)     44.02%

Warren Kaplan
344 Cypress Road
Ocala, FL  34472           Common       843,302 (2)     44.02%

Richard (Dick) Gordon, Jr.
344 Cypress Road
Ocala, FL  34472           Common        20,000 (4)      1.27%

All Directors and
Officers as a Group
(6 persons)                Common     1,286,912 (2,3,4) 56.97%
___________________
(1) Nature of ownership is record holder unless otherwise shown.

(2)  Includes spouse's shares (Judith Kaplan - 318,212; Warren Kaplan - 313,875)
plus  28,215  shares held as Trustee of the Company's Employee  Stock  Ownership
Plan Trust.  Also includes immediately exercisable options for Warren and Judith
Kaplan  each  to purchase 83,000 shares at $1.50 per share and 100,000 shares at
$3.50  per share.   Does  not  include 104,000  options issued to Elissa Kaplan, daughter of Warren and Judith Kaplan, or any shares or options held by Ronald S.
Kaplan.   Does not include approximately  1,036,800 shares of Common Stock which may be issued upon conversion  of  certain convertible  promissory notes held by
Ronald S. Kaplan and Elissa Kaplan.

(3) Includes immediately exercisable options to purchase 243,000 shares at $1.50 per share and 100,000 shares at $3.50 per share. Does not include approximately
1,036,800 shares of Common Stock which may be issued upon conversion of certain convertible promissory notes held by Ronald S. Kaplan and Elissa Kaplan.

(4) Includes immediately exercisable options to purchase 20,000 shares at $3.50 per share.



ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

      As of December 31, 1996, the Company owed $600,000 to Ronald S. Kaplan and
Elissa Kaplan in the amounts of $480,000 and $120,000, respectively, on five year convertible promissory notes. This note bears interest at 9% per annum, payable monthly, and is convertible into approximately 1,036,800 shares of the Company's Common Stock.

                            PART IV

ITEM 13.  EXHIBITS, LIST:

(a)  1.   Financial Statements

       (i)   Report of Independent Certified Public Accountants

      (ii)   Balance Sheet - December 31, 1996

     (iii)   Statements of Operations - Years ended December 31, 1996 and 1995

       (iv)  Statements  of  Changes in Stockholders'  Equity  -  Years  ended
             December 31, 1996 and 1995

       (v)   Statements of Cash Flows - Years ended December 31, 1996 and 1995

       (vi)  Notes to Financial Statements - Years ended December 31, 1996  and
             1995

     2.   Financial Statement Schedules                      NONE

     3.   Exhibits

        (i)    Plan of acquisition, reorganization, arrangement, liquidation  or
               succession                                    NONE

       (ii)   Articles of Incorporation and By-Laws filed as an Exhibit to  Form
              10-K filed April 12, 1988

     (iii)   Voting Trust Agreement                          NONE

      (iv)   Material Contracts

             (a) Employee  Stock Ownership Plan filed as  an  Exhibit  to  the
                 Company's Registration Statement on Form S-18, dated April 23,
                 1984, at pages 154-208
             (b) Incentive Stock Option Plan filed as an Exhibit to the
                 Company's Registration Statement on Form S-18 dated
                 September 25, 1984, at pages 210-220
             (c) Employment Agreement for Judith Kaplan dated January 1, 1992 as filed as an Exhibit to Form 10-K for the year ended
                 December 31, 1993.
             (d) Employment Agreement for Warren Kaplan dated January 1, 1992 as filed as an Exhibit to Form 10-K for the year ended
                 December 31, 1993.
             (e) 401(k) Plan dated October 3, 1986, filed as an Exhibit to Form
                 10-K filed August 15, 1987
             (f) Convertible Promissory Notes dated August 4, 1994 to Ronald S.
                 Kaplan and Elissa Kaplan.

       (v)   Statement re: Computation of Per Share Footnote 1, Page 7
              Earnings                        Financial Statement

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

                              ACTION  PRODUCTS  INTERNATIONAL,  INC.
                              a Florida corporation


Date: March 31, 1997          By: /s/ Ronald Kaplan
                              Ronald Kaplan, Chairman of the Board,
                              Chief Executive Officer,

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date


/s/ Ronald Kaplan        Chairman of the Board/             March 31, 1997
Ronald Kaplan            President/Chief Executive
                         Officer/ Director


/s/ Judith Kaplan        Chief Financial Officer/           March 31, 1997
Judith Kaplan            Director


/s/ Delton de Armas      Controller/Secretary               March 31, 1997
Delton de Armas

