Form 10QSB
period 1997-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1997-05-13
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           Form 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997         Commission File Number
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


                 YES      X      NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.


        Class                 Outstanding at March 31, 1997
Common Stock, $.001 par value           1,549,926

                                                        Page 2 of 9
                            I N D E X

 PART I.                                  FINANCIAL INFORMATION   Page Number
 Item 1.          Financial Statements

        Condensed balance sheets - March 31, 1997
           and  December 31, 1996 (unaudited)                          3

        Condensed statements of operations and changes in
           retained earnings (accumulated deficit) - Three
           months ended March 31, 1997 and 1996 (unaudited)            4

        Condensed statements of cash flows - Three months
           ended March 31, 1997 and 1996 (unaudited)                   5

        Notes to condensed financial statements                        6

 Item 2.         Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  7


        SIGNATURE PAGE                                                 9

                                                        Page 3 of 9
               ACTION PRODUCTS INTERNATIONAL, INC.
                    CONDENSED BALANCE SHEETS
          ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)



                                 March 31,  December 31,
                                   1997        1996

Current assets:
  Cash and cash equivalents     $   58,520   $   463,137
  Accounts receivable, net of
    allowance of $25,500
    at March 31, 1997 and
    December 31, 1996              756,056       517,982
  Inventories, net               1,525,563     1,204,778
  Prepaid expenses                 276,111       246,888

    Total Current Assets         2,616,250     2,432,785

Property, plant and equipment,
  net of accumulated depre-
  ciation of $901,145 at
  March 31, 1997 and $872,692
  at December 31, 1996           1,041,520     1,064,522
Other assets                       352,039       375,009

    TOTAL ASSETS                 4,009,809     3,872,316

Current liabilities:
 Accounts payable & accrued
   expenses                        617,652       593,174
 Borrowings under line of
   credit                          351,750       175,000

    Total Current Liabilities      969,402       768,174

Long term liabilities:
  Notes payable                    600,000       600,000

Shareholder's equity:
Common stock $.001 par value
  authorized 7,500,000;
  1,549,926 issued and
  outstanding at March 31,1996
  and December 31, 1996              1,550         1,550

Additional paid-in capital       2,904,192     2,904,192

Accumulated deficit               (381,335)     (317,600)

Stock Subscription Receivable      (84,000)      (84,000)

     Total Shareholders' Equity  2,440,407     2,504,142

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          $ 4,009,809   $ 3,872,316

                     See Accompanying Notes

                                                        Page 4 of 9
               ACTION PRODUCTS INTERNATIONAL, INC.
          CONDENSED STATEMENTS OF OPERATIONS ANDCHANGES
           IN RETAINED EARNINGS (ACCUMULATED DEFICIT)
                           (UNAUDITED)



                                   Three months ended
                                       March 31,
                                    1997         1996

Net sales                         $1,144,386 $1,437,664

Cost of sales                        668,153    915,807

Gross profit                         476,233    521,857

Selling, general &
 administrative expenses             525,226    385,739

Other (expenses) income
   Other                               3,194      6,705
   Interest expense                  (17,936)   (14,043)
Total                                (14,742)    (7,338)

Income before income taxes           (63,735)   128,780

Provision for income taxes                 -          -

Net income (loss)                  $ (63,735) $ 128,780


Beginning retained earnings
(accumulated deficit)               (317,600)       255

Ending retained earnings
(accumulated deficit)              $(381,335) $ 129,035



Net income (loss) per share        $   (0.04) $    0.09


Weighted average number
of common shares outstanding       1,549,926  1,499,926


                     See Accompanying Notes

                                                        Page 5 of 9
               ACTION PRODUCTS INTERNATIONAL, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)




                                       Three months ended March 31,
                                           1997           1996
Cash flows from operating activities:
          Net income (loss)              $  (63,735)    $ 128,780

Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
        Depreciation and amortization        59,911        25,146

Change in assets and liabilities:
        Increase in current assets,
          other than cash and cash
          equivalents                      (588,082)     (693,481)

        Increase in current liabilities
           and deferred taxes                24,478       193,315

        Increase in other assets             (8,488)      (43,340)

Net cash used in operating activities      (575,916)     (389,580)

Net cash used in investing activities        (5,451)      (58,781)

Net cash provided by financing activities   176,750       268,000

Net decrease in cash and cash equivalents  (404,617)     (180,361)

Cash and cash equivalents at beginning
  of period                                 463,137       600,085

Cash and cash equivalents at end of
  period                                $    58,520     $ 419,724

Supplemental disclosures - cash paid for
      Interest                          $    17,936     $  14,043
      Taxes                             $         -     $  11,075



                     See Accompanying Notes

                                                        Page 6 of 9
               ACTION PRODUCTS INTERNATIONAL, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.  Condensed financial statements
In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at March 31, 1997 and the results of its operations and cash flows for the first quarter ending March 31, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2.  Income per common share
Income per common share is computed based upon the weighted average number of shares outstanding during the period.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Any statements that are not historical facts contained in this discussion are forward looking statements. It is possible that the assumptions made by management for purposes of such statements may not materialize. Actual results may differ materially from those projected or implied in any forward looking statements. Such statements may that involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, and intellectual property rights and the outcome of competitive products, risks in product development, the results of financing efforts, the ability to complete transactions, and other risks identified in this and the Company's other Securities and Exchange Commission filings.

Results of Operations:
During the first quarter ended March 31, 1997, revenues decreased to $1,144,386 in 1997 from $1,437,664 in 1996. Management attributes the decrease in net sales to early shortages in shippable inventories. These shortages were primarily as a result of the Company's transition from its role as a distributor to becoming a manufacturer of proprietary products. Packaging complications and delays in receipts of overseas shipments also contributed to the inventory shortages. Furthermore, management did not anticipate the overwhelming response at its trade shows and from the distribution of its toy and publishing catalogs. As a result, the Company experienced inventory shortages in product lines where demand was underestimated.

As a percent of sales, gross profit increased substantially to 41.6% from 36.3% for the same period in 1996, though gross profit decreased $45,624 to $476,233 from $521,857. Selling, General & Administrative Expenses increased $139,487 resulting in a net loss of $63,735, or $0.04 per share. Management attributes the increase in expenses to various transitional costs including its new divisional catalogs, extended trade show coverage, and other marketing expenditures; additional salaries and commissions connected with the Company's strengthening of its marketing and sales force and outside sales representative organizations; and increases in depreciation and amortization linked to prior year acquisitions of equipment and other assets.

Financial Condition, Liquidity and Capital Resources:
As of March 31, 1997, current assets were $2,616,250 compared to current liabilities of $969,402 resulting in a current ratio of 3:1. Total assets increased $137,493 to $4,009,809 from $3,872,316 at December 31, 1996. Current liabilities increased $201,228 due primarily to borrowings on the Company's line of credit used to fund additional inventory purchases. Current assets increased $183,465 due to increases in accounts receivable and inventories.

Accounts receivable and inventories were $756,056 and $1,525,563, respectively, at March 31, 1997, compared to $517,982 and $1,204,778, respectively, at December 31, 1996. The increases are as a result of the Company's normal business cycle and preparation for its peak season, which historically stretches from March through August.

                                                        Page 8 of 9
ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


Cash and cash equivalents were down by $404,617, as cash was used to position the Company for its peak period. Property, plant and equipment, net of depreciation, decreased by $23,002. Other assets were down $22,970 due to the amortization of prior period acquisitions.

Accounts payable and accrued expenses increased $24,478 to $617,652 at March 31, 1997 from $593,174 at December 31, 1996 due to the timing of purchases and payments.

Cash  used in operations was $575,916 for the three months  ended
March 31, 1997, as compared to $389,580 for the comparable period in 1996. This is due to the swing in net earnings and the extent and timing of accruals and payments.

Shareholders' equity at March 31, 1997 decreased by $63,735 as a result of the period's loss.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               Action Products International, Inc.




Date:   May 12,       1997  By:     /s/ Delton G. de Armas
                                       Delton G. de Armas
                                 Controller/Corporate Secretary