Form 10QSB
period 1997-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1997-08-13
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997          Commission File Number
                                 Registration Number  2-93512-A




                       ACTION PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




       Florida                          59-2095427
(State or other jurisdiction of(I.R.S. Employer Identification No.) incorporation or organization)

344 Cypress Road, Ocala, Florida        34472-3108
(Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code     (352) 687-2202


Check  whether the registrant (1) has filed all reports required to be filed  by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 YES      X      NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.


        Class                  Outstanding at June 30, 1997
Common Stock, $.001 par value           1,549,926

                                                                 Page 2 of 9
                                    I N D E X

 PART I.               FINANCIAL INFORMATION                     Page
                                                                Number
 Item 1.                Financial Statements

        Condensed balance sheets - June 30, 1997
           and  December 31, 1996 (unaudited)                      3

        Condensed statements of operations and changes
           in Retained Earnings - Three and six months ended
           June 30, 1997 and 1996 (unaudited)                      4

        Condensed statements of cash flows - Three and six
           months ended June 30, 1997 and 1996 (unaudited)         5

        Notes to condensed financial statements                    6

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of Operations              7


        SIGNATURE PAGE                                             9

                                                                 Page 3 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                         June 30,       December 31,
                                          1997             1996

Current assets:
  Cash and cash equivalents                $ 7,885       $   463,137
  Accounts receivable, net of
   allowance of $5,500 at
   June 30, 1997 and $25,500
    at December 31, 1996                 1,013,646            517,982
  Inventories, net                       1,891,533          1,204,778
  Prepaid expenses                         270,517            246,888

    Total Current Assets                 3,183,581          2,432,785

Property, plant and equipment,
 net of accumulated depreciation of
 $926,658 at June 30, 1997 and
 $872,692 at December 31, 1996           1,018,830          1,064,522
Other assets                               332,879            375,009

    TOTAL ASSETS                         4,535,290          3,872,316

Current liabilities:
 Accounts payable & accrued expenses       773,987            593,174
 Borrowings under line of credit           416,750            175,000

    Total Current Liabilities            1,190,737            768,174

Long term liabilities:
  Notes payable                            600,000            600,000

Shareholders' equity:  Common
 stock $.001 par value authorized
 7,500,000; 1,549,926 issued and
 outstanding at June 30,1997
 and December 31, 1996                       1,550              1,550

Capital in excess of par value           2,904,192          2,904,192

Stock subscription receivable              (14,556)           (84,000)

Accumulated deficit                       (146,633)          (317,600)

     Total Shareholders' Equity          2,744,553          2,504,142

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                  $ 4,535,290        $ 3,872,316

                                                                 Page 4 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)


                                  Three months      Six months ended
                                 ended June 30          June 30
                               1997      1996       1997      1996

Net Sales                     $1,809,623 $1,736,182  $2,954,009 $3,173,846

Cost of Sales                    998,314  1,155,792   1,666,467  2,071,599

Gross Profit                     811,309    580,390   1,287,542  1,102,247

Selling, General &
 Administrative Expenses         554,662    465,631   1,079,888    851,370


Other (expenses) income
   Other                           1,197     12,234       4,391     18,939
   Interest expense              (23,142)   (14,156)    (41,078)   (28,199)
Total                            (21,945)    (1,922)    (36,687)    (9,260)

Income before income taxes       234,702    112,837     170,967    241,617

Provision for income taxes             0          0           0          0

Net Income                       234,702    112,837     170,967    241,617

Beginning retained earnings
(accumulated deficit)           (381,335)   129,035    (317,600)       255
Ending retained earnings
(accumulated deficit)          ($146,633)  $241,872   ($146,633)  $241,872

Net Income per share               $0.15      $0.08       $0.11      $0.16

Weighted average number of
 common shares outstanding     1,549,926  1,499,926   1,549,926  1,499,926


                                                                 Page 5 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                    Three months     Six months ended
                                   ended June 30         June 30

                                   1997       1996     1997      1996
Cash flows from operating
activities:
          Net income               $234,702  $112,837   $170,967  $241,617
Adjustments to reconcile net
income to net cash used in
   operating activities:
        Depreciation                 25,513    28,036     53,966    53,182

Change in assets and liabilities:
        Increase in current assets
            other than cash and
            cash equivalents       (617,966) (177,864)(1,206,048) (882,420)

        Increase (decrease) in
            current liabilities     156,335  (137,436)   180,813    66,954

        Decrease (increase) in
            other assets             19,160     5,055     42,130   (38,285)

Net cash used in operating
activities                        ($182,256)($169,372) ($758,172)($558,952)

Net cash used in investing
activities                          ($2,823) ($53,472)   ($8,274)($112,253)

Cash flows from financing
activities:
     Proceeds from borrowings
        on line of credit            65,000         0    241,750         0

     Results of other financing
        activities                   69,444         0     69,444   268,000

  Net cash provided by fin.
        activities                 $134,444        $0   $311,194  $268,000

  Net decrease in cash and cash
        equiv.                     ($50,635)($222,844) ($455,252)($403,205)

Cash and cash equivalents at
  start of period                   $58,520  $419,724   $463,137  $600,085

Cash and cash equivalents at end
  of period                          $7,885  $196,880     $7,885  $196,880

Supplemental disclosures - cash
  paid for
      Interest                      $23,142   $14,156    $41,078   $28,199
      Taxes                              $0        $0         $0   $11,075




                       ACTION PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Condensed financial statements
In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at June 30, 1997 and the results of its operations and cash flows for the second quarter ending June 30, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

Three months ended June 30, 1997
During the second quarter ended June 30, 1997 revenue increased to a new quarterly record of $1,809,623 in 1997 from $1,736,182 in 1996, up 4%. The second quarter 1997 net income more than doubled to $234,702 versus $112,837 for the 1996 comparable period, due to the increase in sales and the significant eleven point improvement in the gross profit margin. The increase in sales is attributable to the improved packaging, merchandising and marketing efforts of the Company's core product lines, new products released in latter part of the second quarter, and a continued effort by sales management to expand the sales force and broaden the market base.

Gross profit increased $230,919 to $811,309 from $580,390, up 40%. As a percent of sales, gross profit was up more than eleven points to 44.8% from 33.4% for the 1996 comparable period. Management attributes this improvement to selling price increases, increasing market penetration, new proprietary products, and more beneficial terms and pricing with overseas vendors, all of which are attributable to the Company's transition from distributor to manufacturer. Selling, General & Administrative expenses increased $89,031, or about 19%. Management attributes the increase in expenses to various transitional costs including its new divisional catalogs, extended trade show coverage, and other marketing expenditures; additional salaries and commissions connected with the Company's strengthening of its marketing and sales force and outside sales representative organizations; and increases in depreciation and amortization linked to prior year acquisitions of equipment and other assets.

Six months ended June 30, 1997
During the six months ended June 30, 1997 revenues were $2,954,009 in 1997, down less than 7% from $3,173,846 in 1996. The decrease in sales for the six months ended is attributable to the decrease in first quarter revenues. Management attributed the decrease in first quarter net sales to early shortages in shippable inventories. These shortages were primarily as a result of the Company's transition from its role as a distributor to a manufacturer of proprietary products. Packaging complications and delays in receipts of overseas shipments also contributed to the inventory shortages. Furthermore, management did not anticipate the overwhelming response at its trade shows and from the distribution of its recently divisionalized toy and publishing catalogs. As a result, the Company experienced inventory shortages in product lines where demand was underestimated.

Gross profit for the six months ended increased $185,295 to $1,287,542 from $1,102,247, or 17%. As a percentage of sales, gross profit was up significantly to 43.6% from 34.7% for the 1996 comparable period. Selling, General & Administrative Expenses for the six months ended increased about 27%. As previously discussed, management attributes the increase in expenses to various first quarter expenditures as well as other transitional costs including its additional marketing expenditures, additional salaries and commissions, and increases in depreciation and amortization.

Financial Condition, Liquidity and Capital Resources:
As of June 30, 1997, current assets were $3,183,581 compared to current liabilities of $1,190,737 for a current ratio of 3:1. At June 30, 1997, working capital improved by $328,233 compared to December 31, 1996.

Historically, the peak period of the Company's business cycle has been March through August. Thus, accounts receivable and inventories were $1,013,646 and $1,891,533, respectively, at June 30, 1997 compared to $517,982 and $1,204,778, respectively, at December 31, 1996. The increase in receivables and inventories are considered normal for the Company and reflect the increased activity in its high volume period. Total current assets increased by $750,796, total assets increased by $662,974. Current liabilities increased by $422,563 due primarily to draws on the Company's line of credit, used for inventory purchases, and seasonal increases in trade accounts payable.

Significant changes in balance sheet from December 31, 1996 included the following: Accounts receivable increased to $1,013,646 from $517,982, due to seasonal increases during the Company's peak period and a strong increase in sales in the latter part of the second quarter. Inventories, consisting primarily of finished goods, increased $686,755 to $1,891,533 at June 30, 1997 from $1,204,778 at December 31, 1996, also reflective of the Company's peak period. Property, plant and equipment, net of depreciation, decreased by $45,692 from December 31, 1996 as a result of normal depreciation. Other assets decreased by $42,130 from December 31, 1996, primarily due to amortizations of product development, dies, molds, designs and prepaid expenses related to new products and packaging. Accounts payable and accrued expenses increased
$180,813  to  $773,987 at June 30, 1997 from $593,174 at December 31,  1996  due primarily to the seasonal nature of the purchases and the timing of inventory receipts.

Cash and cash equivalents were down $455,252 from December 31, 1996 and $50,635 from March 31, 1997. Cash flow used in operations was $182,256 for the three months ended June 30, 1997 as compared to cash flow used in operations of $169,372 for the comparable period June 30, 1996. This is due primarily to increases in sales and net income and the increases in inventory, accounts receivable, and other current assets.

Shareholders' equity at June 30, 1997 increased during the six months then ended by $240,411 to $2,744,553 due to earnings and the receipt of stock subscriptions receivable.

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