Form 10QSB
period 1997-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1997-11-14
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                         Form 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended September 30, 1997	Commission File Number
              	Registration Number 2-93512-A




              ACTION PRODUCTS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)




     	Florida	                                            59-2095427
	(State or other jurisdiction of	            (IRS Employer Identification No.)
	incorporation or organization)

             	344 Cypress Road, Ocala, Florida	34472-3108
          	(Address of principal executive offices)	(Zip Code)


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


                      	YES		X		NO


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.


	Class 	                            Outstanding at September 30, 1997
	Common Stock, $.001 par value	               1,549,926

                                                     Page 2 of 9
I N D E X

  PART I.  FINANCIAL INFORMATION                         Page
                                                         Number
  Item 1.  Financial Statements

      Condensed Balance Sheets - September 30, 1997
        and December 31, 1996 (unaudited)                  3

      Condensed Statements of Operations and
        Changes in Retained Earnings - Three
        and nine months ended September 30, 1997
        and 1996 (unaudited)                               4

      Condensed Statements of Cash Flows
        Three and nine months ended September
        30, 1997 and 1996 (unaudited)                      5

      Notes to condensed financial statements              6

  Item 2  Management's Discussion and Analysis of
      Financial Condition and Results of Operations        7


      SIGNATURE PAGE                                       9

Page 3 of 9
ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
(UNAUDITED)


                                        September 30, 1997    December 31, 1996

Current assets:
  Cash and cash equivalents                  $    103,325         $   463,137
  Accounts receivable, net of
    allowance of $5,500 at
    September 30, 1997 and $25,500
    at December 31, 1996                          876,777             517,982
  Inventories, net                              1,999,516           1,204,778
  Prepaid expenses                                206,590             246,888

    Total Current Assets                        3,186,208           2,432,785

Property, plant and equipment,
  net of accumulated depreciation
  of $952,265 at September 30, 1997
  and $872,692 at  December 31, 1996              999,033           1,064,522
Other assets                                      303,810             375,009

    TOTAL ASSETS                                4,489,051           3,872,316

Current liabilities:
 Accounts payable & accrued expenses              460,169             593,174
 Borrowings under line of credit                  551,750             175,000

    Total Current Liabilities                   1,011,919             768,174

Long term liabilities:
  Notes payable                                   600,000             600,000

Shareholders' equity:  Common stock
 $.001 par value authorized 7,500,000;
 1,549,926 issued and outstanding at
 September 30,1997 and December 31, 1996            1,550               1,550

Capital in excess of par value                  2,904,192           2,904,192

Stock subscription receivable                     (14,556)            (84,000)

Accumulated deficit                               (14,054)           (317,600)

     Total Shareholders' Equity                 2,877,132           2,504,142

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $ 4,489,051         $ 3,872,316

Page 4 of 9
ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS
(UNAUDITED)




                                Three months ended September 30  Nine months ended September 30
                                1997          1996               1997          1996

Net Sales                       $ 1,700,503   $ 1,458,827        $ 4,654,512   $ 4,632,673
Cost of Sales                       918,816       955,156          2,585,283     3,026,755

Gross Profit                        781,687       503,671          2,069,229     1,605,918

Selling, General &
 Administrative Expenses            623,606       443,544          1,703,494     1,294,914

Other (expenses) income
   Other                                272         6,902              4,663        25,841
   Interest expense                 (25,774)      (13,625)           (66,852)      (41,824)
Total                               (25,502)       (6,723)           (62,189)      (15,983)

Income before income taxes          132,579        53,404            303,546       295,021
Provision for income taxes               -             -                  -             -

Net Income                          132,579        53,404            303,546       295,021

Beginning retained earnings
 (accumulated deficit)             (146,633)      241,872           (317,600)          255

Ending retained earnings
 (accumulated deficit)          $   (14,054)    $ 295,276         $  (14,054)    $ 295,276



Net Income per share                  $0.09         $0.04              $0.20         $0.20

Net income per common and common
  equivalent share (fully diluted)    $0.05         $0.02              $0.12         $0.11

Weighted average number
  of common shares outstanding    1,549,926     1,499,926          1,549,926     1,499,926

Weighted average number of
 common and common equivalent
shares outstanding                2,739,210     2,749,210          2,739,210     2,749,210







Page 5 of 9
ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                      Three months ended September 30 Nine months ended September 30
                                      1997            1996            1997             1996
Cash flows from operating activities:
 Net income (loss)                       $132,579            $53,404         $303,546          $295,021
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
  Depreciation                             25,607             28,541           79,573            81,723

Change in assets and liabilities:
  Decrease (increase) in current
   assets other than cash and cash
   equivalents                             92,813            399,847       (1,113,235)         (471,498)

  Increase (decrease) in
   current liabilities                   (313,818)          (273,203)        (133,005)         (217,324)

  Decrease (increase) in
   other assets                            29,069           (179,612)          71,199          (217,897)

Net cash provided by (used in)
   operating activities                $  (33,750)        $   28,977       ($ 791,922)       ($ 529,975)

Net cash used in
   investing activities               ($    5,810)        ($  59,128)      ($  14,084)       ($ 171,381)

Cash flows from financing activities:
  Proceeds from (repayments of)
   borrowings on line of credit, net      135,000                 -           376,750                -

  Results of other financing activities        -                  -            69,444           268,000

  Net cash (used in) provided by
   fin. Activities                     $  135,000      $          -        $  446,194        $  268,000

  Net increase (decrease) in
   cash and cash equiv.                   $95,440           ($30,151)       ($359,812)       ($433,356)

Cash and cash equivalents
   at start of period                 $     7,885         $  196,880       $  463,137       $  600,085

Cash and cash equivalents
   at end of period                    $  103,325         $  166,729       $  103,325       $  166,729

Supplemental disclosures - cash paid for
   Interest                               $25,774            $13,625          $66,852          $41,824
   Taxes                                       $0                 $0               $0          $11,075

ACTION PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Condensed consolidated financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at September 30, 1997 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

2.  Shareholders' equity
During the nine months ending September 30, 1997 shareholders' equity increased $372,990. Net income for the period was $303,546. The Company collected $69,444 of the outstanding stock subscriptions receivable; $14,556 remains receivable from a related party in the form of non-interest bearing promissory notes secured by the stock purchased.

3.  New Accounting Standards
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, which is effective for the periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and fully diluted earnings per share for companies with complex capital structures. Adoption of the provision of SFAS No. 128 would not significantly affect reported earnings per share for any of the periods presented.

                                                                    Page 7 of 9
ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations:

Any statements that are not historical facts contained in this discussion are forward looking statements. It is possible that the assumptions made by management for purposes of such statements may not materialize. Actual results may differ materially from those projected or implied in any forward looking statements. Such statements may involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, and intellectual property rights and the outcome of competitive products, risks in product development, the results of financing efforts, the ability to complete transactions, and other risks identified in this and the Company's other Securities and Exchange Commission filings.

Three months ended September 30, 1997
During the third quarter ended September 30, 1997 revenue increased to a record $1,700,503 in 1997 from $1,458,827 in 1996, up $241,676, or 17%. The third quarter 1997 net income improved 148% to a record $132,579 versus $53,404 for the 1996 comparable period, due to the increases in sales and gross margins.
The increase in sales is attributable to improved packaging and presentation of the Company's core product lines; significant merchandising and marketing efforts; sustained sales from new products released in latter part of the second quarter; and a continued effort by sales management to expand the sales force and broaden the market base.

Gross profit increased $278,016 to $781,687 from $503,671. As a percent of sales, gross profit increased more than eleven points to 46.0% from 34.5% for the 1996 comparable period. Management attributes this improvement in gross profit percentage to selling price increases, new proprietary products, and more beneficial terms and pricing with overseas vendors, all of which are primarily attributable to the Company's recent transition from distributor to manufacturer. Selling, General & Administrative expenses increased
$180,062. Management attributes the increase in expenses to various transitional costs including: its new catalogs by product line, extended trade show coverage, and other marketing expenditures; additional salaries and commissions connected with the Company's strengthening of its marketing and sales force and outside sales representative organizations; and increases in depreciation and amortization linked to prior year acquisitions of equipment and other assets.

Nine months ended September 30, 1997
During the nine months ended September 30, 1997 revenue increased slightly to $4,654,512 in 1997 from $4,632,673 in 1996. Record sales in the second and third quarters of 1997 overcame the shortfalls experienced in the first quarter of 1997. The nine months 1997 net income was $303,546 versus $295,021 in 1996, an improvement of 3%, due to the improved margins of proprietary products and the increase in sales. The increase in sales is attributable in part to improved packaging and presentation of the Company's core product lines; significant merchandising and marketing efforts; sustained sales of new products released in latter part of the second quarter; and a continued effort by sales management to expand the sales force and broaden the market base.

Gross profit increased $463,311 to $2,069,229 from $1,605,918, up nearly 30%. As a percent of sales, gross profit was up to 44.5% from 34.7% for the 1996 comparable period. Management attributes this improvement in gross profit percentage to selling price increases, new proprietary products, and more beneficial terms and pricing with overseas vendors, all of which are primarily attributable to the Company's transition from distributor to manufacturer. Selling, General & Administrative Expenses for the six months ended increased about 30%. As previously discussed, management attributes the increase in expenses to various first quarter expenditures as well as other transitional costs including its additional marketing expenditures, additional salaries and commissions, and increases in depreciation and amortization.

Financial Condition, Liquidity and Capital Resources:
As of September 30, 1997, current assets were $3,186,208 compared to current liabilities of $1,011,919 for a current ratio of 3:1. At September 30, 1997, working capital improved by $509,678 compared to December 31, 1996.

Historically, the peak period of the Company's business cycle has been March through August. Thus, accounts receivable and inventories were $876,777 and $1,999,516, respectively, at September 30, 1997 compared to $517,982 and $1,204,778, respectively, at December 31, 1996. The increase in receivables and inventories are considered normal for the Company and reflect the increased activity in the Company's high volume period. Total current assets increased by $753,423, total assets increased by $616,735. Current liabilities increased by $245,245 due primarily to draws on the Company's line of credit, used for inventory purchases.

Significant changes in balance sheet from December 31, 1996 included the following: Accounts receivable increased to $876,777 from $517,982, an increase of $358,795, due to seasonal increases during the Company's peak period and record sales in the third quarter. Inventories, consisting primarily of finished goods, increased $794,738 to $1,999,516 at September 30, 1997 from $1,204,778 at December 31, 1996 due to its seasonal nature and recent receipts of overseas products. Property, plant and equipment, net of depreciation, decreased by $65,489 from December 31, 1996 due to normal depreciation of fixed assets. Accounts payable and accrued expenses decreased $131,505 to $461,669 at September 30, 1997 from $593,174 at December 31, 1996 due to the seasonal nature of the purchases and the timing of inventory receipts.

Cash and cash equivalents were down $359,812 from December 31, 1996 but up $95,440 from June 30, 1997. Cash flow used in operations was $33,750 for the three months ended September 30, 1997 as compared to cash flow provided by operations of $28,977 for the comparable period September 30, 1996. This is due primarily to the decreases in current liabilities since June 30, 1997. Cash flow used in operations was $791,922 for the nine months ended September 30, 1997 due to increases in inventories and accounts receivable associated with the Company's peak period.

Shareholders' equity at September 30, 1997 increased during the nine months by $371,490 to $2,875,632 due to earnings and the receipt of payments of stock subscriptions from related parties.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Action Products International, Inc.




	Date:   November 7    ,1997	By:  /s/ Delton G. de Armas
	Delton G. de Armas
	Controller/Corporate Secretary