Form 10KSB
period 1997-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1998-03-31
CIK 747435

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For the fiscal year ended December 31, 1997Commission file number 0-13118


                        ACTION  PRODUCTS  INTERNATIONAL,  INC.
                 (Name of Small Business Issuer in Its Charter)

           Florida                                59-2095427
   (State of incorporation)           (IRS Employer Identification No.)

                  344 Cypress Road, Ocala, Florida  34472-3108
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

      State issuer's revenues for its most recent fiscal year:  $ 5,864,300

    The aggregate market value of the voting stock held by the non-affiliates of the Registrant was $2,850,625 based on the average high and low bid price reported March 25, 1998 (based on 912,200 shares).

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 1998

          Class                                             Outstanding
      Common Stock, $.001                                         1,624,900

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS:

     (a)  General Development of Business

     Action Products International, Inc. (the "Company") began its operations in 1977 and subsequently incorporated in Florida in 1984. The Company designs, manufactures, and markets toys and published products in a creative portfolio of educationally-minded product lines. The Company's products are sold primarily to toy stores, specialty retailers, education outlets, museums, zoos, aquariums, theme parks, and attractions in the United States and worldwide.

     In 1996, a new CEO was named from within the Company. He and his newly formed management team have transformed the Company into a manufacturer and producer of toys and published products from its previous role as a toy and book distributor. During the past fiscal year, the Company has expanded its existing product lines, developed new proprietary products and entered new distribution channels. The result has been a marked growth in gross profit margins and the beginning of a balanced portfolio of product lines. The Company has also recently announced its plans to pursue acquisitions in the children's toy, publishing and software arenas.

     The Company's focus on core product lines has created opportunities for the divestiture of non-core product lines. On December 31, 1997, the Company completed its sale of the Action Snacks(r) freeze-dried foods line to American Outdoor Products, Inc. The total purchase price was $2,200,000, including notes receivable, the aggregate of which is $1,850,000, and $350,000 cash. Total cash and principal payments plus interest will total approximately $3,000,000. The purchase price represents approximately three times the annual sales of this product line. The Company intends to use the proceeds from this transaction for the development and marketing of the Company's core product lines.

     (b)  Description of Business Products

     The Company sells its educational toy product lines under the name "Action Products." The lines include figurines, Woodkits(tm), activity kits, Imaginetics(tm), PowerBalls(tm), and other toy and gift items with a strategic emphasis on space, dinosaurs, science and nature, and other non-violent categories. The Company's products are derived from approximately 20 sources and are produced by outside manufacturing companies in the United States, Mexico, Taiwan, Hong Kong and increasingly, China, and are brought in directly by the Company as finished goods.

     The Company publishes its line of educational books under the name "Action Publishing(tm)." The line includes children's activity, coloring and sticker books and CD-ROM's on topics such as nature, science, dinosaurs and aerospace. Its books are produced both domestically and overseas.

     Customers

     Management has focused its efforts on growing the Company's distribution channels. The Company still currently sells to approximately 1,500 museum stores and attractions throughout the United States and the world, a market that served as the Company's niche for many years. While this niche market provides a solid foundation for future growth, the Company is continually expanding its distribution outside its established niche to toy stores, bookstores, and other types of specialty retailers.

     Customers obtained from these new markets emulate the mass market with multiple-outlet volume buying. This results in larger individual orders of a reduced number of SKU's (stock keeping units). In addition to expanding into these new markets, management has begun implementing its plan to enter mass market distribution. The Company is exploring various licensing arrangements of high-recognition names providing the strategic leverage needed to capture the mass market customer base. In addition, the
     Company's announced strategy of pursuing acquisitions of other toy or publishing companies may provide an entree into the mass market through established channels of distribution.

     The Company has customers in every state in the United States, as well as the District of Columbia. The Company exports to more than 15 foreign countries and regions including Europe, South and Central America, Canada, Saudi Arabia, Japan, Hong Kong, Korea, New Zealand, and Australia. No single customer accounts for more than 6% of sales and no single product accounts for more than 2% of sales.

     Marketing and Sales

     The Company markets its product lines through its full color catalogs, newsletters, trade publications, client visits, the Internet, and telephone contact and solicitation. The Company also exhibits its product lines and services at toy, gift, museum, book, school supply, and other trade shows, as well as showrooms located across the country staffed by manufacturers' sales representatives. The Company capitalizes on strategic advertising, product placement and package design to emphasize its own proprietary product lines and trade names.

     A network of manufacturers' representative companies ("rep companies") provides the Company with national sales coverage. This network includes toy reps, book reps, and educational dealers and distributors and is supplemented by the Company's in-house sales staff. The Company employs sales professionals to sell its product lines directly to certain house accounts  by  telephone,  visits, correspondence, trade  shows,  and  other personal contact. This combined sales method provides the Company with ongoing customer contact, allowing the Company to identify new markets quickly and to respond promptly to individual customer needs. The Company's customer service representatives offer opportunities for sales increases in assisting the rep companies and their customer base with customer support and the various administrative tasks involved in new and recurring orders.

     The Company's catalogs segregate the Company's toy and published lines. The catalogs are designed to permit buyers to select and purchase products and play an important role in the generation of new customers and leads. To supplement its printed catalogs, the Company recently established an Internet-accessible "online" catalog as an added resource for its growing customer base. Customers are encouraged to place orders from the catalogs through the Company's toll-free telephone number, toll-free fax, and password protected online ordering.

     International Sales and Manufacturing

     Revenues from the Company's international sales represented approximately 3.3% and 5.8% of total revenues in 1997 and 1996, respectively. Product lines marketed internationally are generally the same as those marketed domestically and generally sold internationally directly to retail stores. The Company recently added a South and Central American distributor and plans to achieve wider distribution through the addition of distributors in Europe and Japan. The Company's revenues from international sales represent a limited percentage of total revenues and therefore do not expose the Company to significant risk. The Company conducts its international sales in U.S. dollars, and accordingly receives payment for such sales in U.S. dollars. The Company also purchases its imported products in U.S. dollars.

     In general, international sales are subject to inherent risks, including, but not limited to, transportation delays and interruptions, political and economic disruptions, currency risks, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. While the Company to date has not experienced any material adverse effect due to such risks, there can be no assurances that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and good will. The Company believes that it experiences minimal currency risk because all foreign transactions are conducted using U.S. dollars.

     Many of the Company's products are manufactured outside of the United States, primarily in Hong Kong, Taiwan, Mexico and China and in most cases are directly imported by the Company. The implementation of the General Agreement on Tariffs and Trade in 1996 reduced or eliminated customs duties on many products imported by the Company. The Company believes that the manufacturing capacity of its facilities and the supply of completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the product lines which it markets. Over a period of time, the Company's reliance on external sources of manufacturing can be shifted to alternative sources of supply should such change be necessary. However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of products were secured. The imposition of trade sanctions by the United States against a class of products imported by the Company , or loss of "most favored nation trading status" by China, could significantly increase the cost of the Company's products imported into the United States.

     Competition

     The Company competes against toy and educational manufacturers and importers, distributors and book publishers. The Company's ability to compete successfully is based upon its core competencies, including its ability to offer a wide range of specialized "theme" products; unique proprietary product lines; "same-day" shipment on most domestic orders; and its regional independent reps, in-house sales professionals and customer service representatives who maintain regular and close contact with the Company's customers. The Company believes its reputation, service, and customer orientation enable it to build and maintain customer loyalty.

     The Company believes that it can maintain and expand its customer base due to its wide range of product lines, its customer service abilities, and its experience in the industry, as well as its recent emphasis on the development of proprietary products and packaging. Management is improving its distribution channel strategy and its representation to traditional toy outlets. The Company has maintained focused efforts towards the establishment and extension of proprietary product lines and is strongly committed to maintaining and enhancing its advantages in its markets by continually growing and improving the product lines and services it offers. These services include "value-added" merchandising such as packaging and display materials intended to assist customers in the sale of the Company's products.

Government Regulation

     The Company's toys are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Flammable Fabrics Act, and the regulations promulgated thereunder. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission (the "CPSC") to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and the articles that contain excessive amounts of a banned hazardous substance. The Flammable Fabrics Act enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles which are banned. Similar laws exist in some states and cities and in various international markets.

     All of the Company's products are rated according to the EN-71 safety protocol adopted by the European Community and the Company's products will be certified for the Japanese Toy Association ("JTA") safety criteria for consumer products once the JTA standards go completely into effect in 1998.

     The Company also voluntarily complies with certain standards established by the American Society of Testing and Materials ("ASTM"). Although compliance with this much stricter standard is completely at the discretion of the manufacturer, it is the policy of the Company that its toys meet this superior level of safety.

     The Company maintains a quality control program to ensure product safety compliance with the various federal, state and international requirements. The Company's membership in the Toy Manufacturer's Association ("TMA") provides an important resource to remain informed of the latest safety guidelines.

     Personnel

     As of December 31, 1997, the Company had 33 full-time employees, including four executive positions, thirteen sales positions, and sixteen other positions to fulfill administrative responsibilities in marketing, product development, accounting, logistics, etc. The employees are not represented by a union. In 1997, the Company offered an improved benefits package to its employees including health and life insurance plans, an Employee Stock Ownership Plan (ESOP), a 401(k) plan, and employee contributed IRC Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with the Company for a one-year period following termination of their employment. Any personnel-related agreements deemed significant by management have been included as exhibits. The Company believes its employee relations are good.

ITEM 2.   DESCRIPTION  OF  PROPERTY:

     The Company's headquarters are located in a 35,000 square foot building  on
     2.5 acres which it owns in an industrial park in Ocala, Florida. The property is currently unencumbered by lien or mortgage and is in usable and sellable condition. While management considers the building adequate to house its operations for the foreseeable future, the Company leased a limited amount of office space in Orlando, Florida in 1997 which is staffed by its marketing and product development personnel.

ITEM 3.   LEGAL  PROCEEDINGS:

     The Company is not a party to any material litigation, and is not aware of any pending or threatened litigation against the company that could have a material adverse effect on the Company's business operating results or financial condition.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

     During the quarter ended December 31, 1997, there were no matters submitted to a vote of the Company's security holders.

                            PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS:

     The Company's Common Stock is traded on The NASDAQ SmallCap Market under the respective symbol APII. The number of holders on record of the Company's Common Stock as of March 25, 1998, was approximately 1,250.

     The high and low bid quotations for each quarter of the fiscal years ended December 31, 1996 and 1997 are follows:

     Quarter Ended:            High    Low
                               Bid     Bid

     March 31, 1996            $3.3125 $2.875
     June 30, 1996             4.25    3
     September 30, 1996        3.125   2.75
     December 31, 1996         2.8125  2.0625
     March 31, 1997            2.188   2
     June 30, 1997             2.188   2
     September 30, 1997        3.188   2.5
     December 31, 1997         2.375   2.375

     The quotations represent prices between dealers in securities; they do not include retail mark ups, mark downs, or commissions and do not necessarily represent actual transactions.

     Dividend Policy

     The Company paid an 8% stock dividend in August 1995. The Company has previously distributed warrants as dividends, but has not paid any cash dividends. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend on, among other things, the Company's future earnings, financial condition, any contractual restrictions, capital and other cash requirements, and general business conditions.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
         FINANCIAL CONDITION  AND  RESULTS  OF  OPERATIONS:

     General

     Action Products International, Inc. is positioned for growth. New management has focused on success as a toy and publishing company and continues to lead the Company away from being a distributor of other manufacturers' toy and published products towards the establishment and distribution of products and brands of its own manufacture. The result has been marked growth in gross profit margins, increased distribution channels, and the beginnings of a balanced portfolio of product lines. While still improving margins, management is now emphasizing the growth of its distribution channels and resultant sales, as well as growing and improving its product offerings.

     Growth of Margins - The Company experienced significant increases in its gross margins over prior years. The Company's margins had historically remained in the mid-thirties, but dramatically increased to better than forty-six percent this year. This increase was anticipated and comes as a result of various initiatives. The first was the establishment and growth of proprietary product lines. The shrinking margins of the Company as a toy and book distributor are a stark contrast to the improved margins experienced by the Company as a manufacturer of proprietary products. Secondly, the Company has placed a strong emphasis on improving its terms, pricing and relationships with its overseas vendors. The result has been lower costs and improved lead and response times. The Company expects still further improvement in its margins through added recognition of its products, continued improvement in its sourcing, and the divestitures of its lower-margin product lines.

     Growth of Distribution and Sales - In addition to its margin growth, the Company also experienced growth in its sales and distribution. This is particularly important in light of the many "lost" sales resulting from the elimination of previously distributed product lines from other manufacturers. The year ended December 31, 1997 represents the fourth consecutive year of increased sales. During the year, the Company saw five record sales months, including its all-time best month, and three consecutive record sales quarters, including its all-time best quarter. During the latter part of the year, the Company recruited the sales manager from one of its chief competitors. His experience and focus is on vastly improving and increasing distribution through specialty retailers and traditional toy outlets.

     Growth of Product Lines - The development and expansion of the Company's product lines is a key step in positioning the Company for growth. Through the development of a balanced portfolio of brands and product lines diversified among end-users by gender, age groups, and price points, the Company expects to continue the growth trends of sales and margin. For example, upon its initial introduction in mid-1997, the Company's new space figurine line experienced overwhelming success. Drawing from the authenticity of NASA specifications, the Company's space figurines are true to-life replicas with lasting marketability. Within thirty days of introduction, the line rocketed to the top of the Company's best selling product list. In 1997 the Company also successfully introduced a CD-ROM and book package licensed by World Book.

     The Company seeks to capitalize on the successes of its previously introduced lines through both the extension of those lines and the creation and introduction of new and unique products and lines. A heightened awareness of and pursuit of acquisition candidates will broaden the focus on product development. Management hopes to capitalize on the strength of the Company's financial statements, customer base, distribution channels, and product mix to further enhance shareholder value through both internal growth and the expanding possibilities of growth by merger and acquisition.

     Cautionary Statements

     Any statements that are not historical facts contained in this discussion are forward-looking statements. It is possible that the assumptions made by management for purposes of such statements may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements may involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, and intellectual property rights and the outcome of competitive products, risks in product development, the results of financing efforts, the ability to complete transactions, and other risks identified in this and the Company's other Securities and Exchange Commission filings.

     Results of Operations

     The financial data included in the following table has been selected by the Company and has been derived from the financial statements. The following financial data should be read in conjunction with the audited financial statements and related notes included elsewhere herein.

                            Twelve (12) Months Ended December 31,
                                       1997           1996
Net Sales                          $5,864,300     $5,574,700
Gross Profit                        2,720,100      1,923,300
Selling, General &
  Administrative Expenses           2,490,200      2,226,200
Net Income (loss)                     635,600      (317,900)
Net Income (loss) per Common Share       0.40         (0.21)

                                     As of December 31,
                                       1997           1996
Current Assets                      2,977,400      2,432,800
Total Assets                        5,325,900      3,872,300
Current Liabilities                 1,020,200        768,200
Long Term Liabilities               1,091,000        600,000
Stockholders' Equity                3,214,700      2,504,100

     Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

     Net sales increased to a record $5,864,300 in 1997 from $5,574,700 in 1996, up $289,600. The increase comes as a result of management's efforts to grow its distribution channels and the successful introduction of various proprietary lines.

     Gross profit grew substantially to $2,720,100, up $796,800, from $1,923,300 in 1996. As a percentage of sales, gross profit improved to 46.4% compared to 34.5% in the prior year. Management anticipated these results due to its subsequent focus on product and product-packaging improvements in 1996 and 1995, as well as the introduction of successful proprietary lines.

     Selling, General and Administrative (SG&A) expenses were $2,490,200 and $2,226,200 in 1997 and 1996, respectively. As a percentage of sales, SG&A expenses were 42.5% and 39.9% in 1997 and 1996, respectively. The increase in SG&A expenses is due primarily to increased selling expenses including marketing efforts, growth of the distribution channels, commissions to the growing network of toy and book reps, as well as added product development expenses and increased depreciation and amortization expenses. SG&A for the year 1996 included certain product development and market repositioning expenses totaling $491,700. This amount was segregated on the financial statements due to its material nature when taken as a whole. These charges resulted from management's decision to reposition the Company from toy and book distributor to toy and book manufacturer. The Company continues to incur certain positioning expenses but does not expect the future aggregated expenses to be material and has accordingly included them in SG&A.

     Interest expense related to current and long term debt was $91,100 and $55,500 in 1997 and 1996, respectively. The increase is due to additional activity relating to the line of credit. (See "Liquidity and Capital Resources")

     Interest income was $24,600 and $12,500 in 1997 and 1996, respectively, and related primarily to interest earned on temporary cash investments.

     Other income has historically been insignificant and represented less than one fourth of one percent of net sales in each of the last two years. During 1997, the Company sold or otherwise disposed of certain assets, primarily associated with its snack food and certain silk screen product lines, resulting in a gain of $771,800.

     Liquidity and Capital Resources

     As of December 31, 1997, current assets were $2,977,400 compared to current liabilities of $1,020,200 for a current ratio of approximately 3 to 1.

     The Company had cash flows used in operations of $698,300 due in part to the disposition of assets, because the underlying transaction was primarily non-cash in the current year. Total current assets increased by $544,600 and total assets increased by $1,453,600 primarily due to the addition of notes receivable related to the sale of assets associated with the Company's food line. Accounts receivable increased by $202,000 due in part to increased selling activities in the fourth quarter. Inventories decreased by $118,800 to $1,086,000 at December 31, 1997 due to the sale of certain product line inventories, reserve adjustments, and the lower costs of inventory purchases. Cash and cash equivalents were up by $74,700 and prepaid and other current assets were down $188,300 due to the timing of cash outlays in the prior year. Current liabilities were up $252,000 due primarily to borrowings against the Company's revolving line of credit and income taxes payable.

     In connection with the sale of assets during December 1997, the Company received notes aggregating $1,850,000. The notes bear interest at a rate approximating ten percent and provide for principal and interest payments of approximately $400,000 per year with the final payment due in March 2004. As collateral for the notes, the Company has obtained liens on certain real estate, mortgage receivables, life insurance policies and other assets of the purchaser. The Company intends to use the proceeds from this transaction for the development and marketing of the Company's core product lines and the retirement of short-term debt.

     As of December 31, 1997, the Company's only long-term debt was a convertible promissory note of $600,000 owed to a related party. This note bears interest at 9% per annum, payable monthly, and is convertible into approximately 1,036,300 shares of the Company's Common Stock. Other long term liabilities comprised of deferred revenue of $225,000, associated with a non-compete agreement, and deferred income taxes of $266,000, associated with the gain, both in connection with the sale of certain food line assets.

     During the year ended December 31, 1997, the Company received $75,000 from the collection of stock subscription receivables from related parties. In addition, the Company had a stock subscription receivable of approximately $113,000 due from a related party at year-end.

     The Company has established a revolving line of credit with a commercial bank that is collateralized by accounts receivable and inventory. The borrowing limit as of December 31, 1997 was $700,000, on which the Company had borrowed $591,800. The Company subsequently paid the line to zero and satisfied its resting covenant.

     During 1997, the Company recorded normal depreciation and amortization of its fixed assets of approximately $107,000. In addition, the Company invested approximately $70,000 and $196,000 in the acquisition of new assets in 1997 and 1996, respectively. The Company also disposed of assets with a book value of approximately $104,000. Accordingly, net property, plant and equipment decreased by approximately $141,000.

     Shareholders' equity at December 31, 1997 increased by approximately $710,600 to $3,214,700. Shareholder equity increased due to net income and the issuance of common stock from stock options.

     Other Matters

     The Company's product line historically has not been significantly affected by inflation and inflation has not had a significant effect on gross earnings.

     The Company's sales have historically been seasonal in nature, reflecting peak sales in the second quarter and slower sales in the fourth quarter. Due to changes and improvements in the Company's customer base, the impact of the seasonal nature of the Company's sales is expected to diminish.

     Due to the structure of the Company's internal computer system and database, certain modifications will need to be made to accommodate the year 2000. However, the Company does not anticipate costs of greater than $100,000 in connection with these changes.

ITEM 7.   FINANCIAL  STATEMENTS:

     Financial statements and schedules are submitted in Items 13(1) and (2) on this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

ITEM 9.   DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL PERSONS:
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT:

               MANAGEMENT/BOARD OF DIRECTORS

Name                   Age    Position

Ronald S. Kaplan       32     Chair  of the Board of Directors,
                              President, Chief Executive Officer

Richard Gordon, Jr.    68     Director, Chair  of  Nominating
                              Committee

David A. Carter        47     Director, Chair of Audit
                              Committee

Judith Kaplan          59     Director

Warren Kaplan          60     Director

Pablo Savetman         32     Vice President, Director of Sales

Delton G. de Armas     27     Chief Financial Officer, Secretary

Robert Zumbahlen       41     Treasurer, Purchasing and
                              Inventory Control Manager

     Ronald Kaplan, Director since 1991, was appointed Chair of the Board on January 1, 1996. He was President ('93-present), Chief Executive Officer ('96-present), Chief Operating Officer ('93-present), and Executive Vice President ('91-'93) of the Company. He is the son of Warren Kaplan and Judith Kaplan.

     Richard Gordon, Jr., Director since April 1996, is a former Apollo and Gemini Astronaut and has served both as director and officer with other publicly traded companies, including Executive Vice President of the National Football League's New Orleans Saints, Board Director of Scott Science and Technology, Inc., President/CEO of Astro Sciences Corporation, and President of Space Age America, Inc. Mr. Gordon chairs the Nominating Committee.

     David A. Carter, Director since February of 1998, Mr. Carter has managed a legal practice under the name David A. Carter, P.A. since October of 1990. The firm's client base and expertise have emphasis in Securities, General Corporate and Commercial Litigation. He holds a Bachelor of Arts degree in Finance from the University of South Florida and a Juris Doctor from Drake University and has more than 16 years experience in Banking and General Corporate law. Mr. Carter chairs the Audit Committee.

     Judith Kaplan, Company Founder and Director since 1981, served as Chair of the Board of Directors of the Company since its formation in 1981 until December 31, 1995. Ms. Kaplan was President ('81-'87), Secretary ('81-present), Chief Executive Officer ('81-'95), Chief Financial Officer ('81-
     98) and Treasurer ('81-'91) of the Company. She is the wife of Warren Kaplan and mother of Ronald Kaplan.

     Warren Kaplan, Director since 1987, was President of the Company from 1987 until he retired in 1994. He is the husband of Judith Kaplan and father of Ronald Kaplan.

     Pablo Savetman, Vice President, earned an Associate degree in Business Management from St. Johns University in New York. His experience previous to Action Products focused on the sales and distribution of consumer products primarily in international markets and included his position as International Sales Manager for Cowboy Brothers Trading Corp from 1993 to 1994, and several years preceding as a sales manager for Juno Export Trading. Mr. Savetman joined Action Products in April of 1994 and is currently the Company's Vice President of Sales.

     Delton G. de Armas, Chief Financial Officer and Secretary, is a graduate of the University of Central Florida in Orlando, Florida with Bachelor of Science degrees in Accounting and Finance. Mr. de Armas joined Action Products in September of 1995. He was previously with the Certified Public Accounting firm of Lovelace, Roby & Company, P.A.

     Robert Zumbahlen has been Treasurer since 1991. He is a graduate of Bentley College in Waltham, Massachusetts (1979) with a Bachelor of Science in accounting. Mr. Zumbahlen joined Action Products in 1984 and is currently the Company's Purchasing and Inventory Control Manager.

     Nominating Committee - Richard Gordon, Chair; Warren Kaplan; Ron Kaplan

     Audit Committee - David Carter, Chair; Richard Gordon; Judith Kaplan; Delton de Armas

                            PART III

ITEM 10.  EXECUTIVE  COMPENSATION:

     The following table sets forth the aggregate compensation paid to Ronald Kaplan (the "Named Executive Officer") by the Company. None of the other executive officers of the Company were paid a total annual salary and bonuses of $100,000 or more. Except as set forth in the table below, no bonuses or other compensation was paid during the 1997, 1996 or 1995 fiscal years.

       Summary Compensation Table
         Long Term Compensation

                                     Other
  Name and                   Annual  Restricted
 Principal          Salary   Bonus   Compensation
  Position   Year   ($)      ($)     ($)(1)
Ronald       1997  $75,000   0       $6,000
Kaplan       1996  $73,370   0       $6,000
CEO          1995  $54,218   0       $6,000
____________
   (1)Includes value of use of automobile, vacation pay, sick pay.

     Ron Kaplan was promoted to Chief Executive Officer and Chairman of the Board of Directors as of January 1, 1996 and continues to serve as President of the Company. Mr. Kaplan's annual salary is $75,000 plus the use of an automobile.

     Option Grants in Last Fiscal Year

     The Company did not grant any options to the Named Executive during the fiscal year ended December 31, 1997.

     Aggregated Option Exercises and Year End Option Values in Last Fiscal Year

     The following table sets forth the aggregate of options exercised in the year ended December 31, 1997 and the value of options held at December 31, 1997.

                         Option Exercises/Option Values

                                     Number of
                                     Securites
                                     Underlying
                                     Unexercised     Value of Unexercised
               Shares                Options at      In-the-money Options
               Acquired on  Value    Fiscal Year End At Fiscal Year End
               Exercise     Realized Exercisable     Exercisable
Name                (#)      ($)    /Unexercisable   /Unexercisable
Ronald Kaplan   -          -        343,000/0        $212,625/0(1)

   (1) The dollar value was calculated by determining the difference between the fair market value at fiscal year-end of the Common
  Stock underlying the options and the exercise prices of the options. The last sale price of a share of the Company's Common
  Stock on December 31, 1997 as reported by Nasdaq was $2.375.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock to file with the Securities and Exchange Commission (the "SEC") and NASDAQ initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by the SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent (10%) beneficial owners were complied with.

     Director Compensation

     Directors who are full-time employees of the Company receive no additional compensation for services rendered as members of the Company's Board or any committee thereof. Directors who are not full-time employees of the Company receive $2,500 per year, $500 for each Board meeting attended in person, and $250 for each Company Board meeting attended telephonically. In addition, the Company grants incentive stock options with an exercise price greater than the market value of the underlying stock to the directors for services rendered while serving on the Board.

     Employee Stock Ownership Plan

     On April 23, 1984, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP qualifies for special tax benefits under the Internal Revenue Code. Under the ESOP, the Company, at the discretion of its Board of Directors, may make an annual contribution to a trust which purchases the Company's stock from the Company for the benefit of the Company's employees who have completed at least 1,000 hours of work during the fiscal year. Employer contributions under the ESOP are allocated to each employee's account on a pro-rata basis according to the total compensation paid to, and the number of years of service by, all eligible employees. An employee becomes 100% vested in the ESOP following 5 years of plan eligibility. As of December 31, 1997, there were 28,215 shares of Common Stock held by the Company's ESOP trust.

     401(k) Plan

     Effective October 3, 1986, the Company adopted a Voluntary 401(k) Plan. All employees are eligible for the plan. Employees who have worked for the Company 18 months are currently eligible for a 34% match of their subsequent contributions. Benefits are determined annually. The lowest 66% of paid employees may contribute the lesser of 15% of their salary or $9,500. The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% the of average contribution of the lowest 66% of paid employees to a maximum of $9,500 or the applicable maximum allowed by the Internal Revenue Code. Employer contributions vest within three months and all contributions are held in individual employee accounts with an outside financial institution.

     Stock Option Plan

     To increase the officers', key employees' and consultants' interest in the Company and to align more closely their interests with the interests of the Company's shareholders, the Board of Directors, adopted a stock option plan called the "1996 Stock Option Plan" (the "Plan") on May 28, 1996. The Board of Directors has determined that the Plan will work and believes that the Plan is in the Company's best interests.

     Under the Plan, the Company has reserved an aggregate of 900,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). Plan Options are either options qualifying as incentive stock options ("Incentive Options") or options that do not qualify ("Non-Qualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee but shall in no event be less than 5% of the fair market value of the underlying shares on the date of the grant. As of December 31, 1997, there were 509,000 options existing under the plan.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT:

     The following table sets forth information with respect to the number of shares of Common Stock beneficially owned by (i) each director of the Company, (ii) the executive officer named in the Summary Compensation Table, (iii) all directors and officers as a group and (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company's common stock as of March 25, 1998. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 344 Cypress Road, Ocala, Florida 34472-3108. As of March 25, 1998, there were issued and outstanding 1,624,926 shares of Common Stock.

                          Table of Beneficial Ownership

                                       Amount and
                                        Nature of
     Name and              Title        Beneficial    Percent
     Address               of Class     Ownership     of Class
     Ronald S. Kaplan      Common         364,127 (1) 18.5%

     Judith Kaplan         Common       1,026,302 (2) 52.9%

     Warren Kaplan         Common       1,026,302 (3) 52.9%

     David A. Carter       Common           1,000      0.1%

     Richard Gordon, Jr.   Common          20,000 (4)  0.6%

     All Directors and
     Officers as a Group
     (8 persons, Directors
     and %5 owners shown)  Common       1,509,912 (5) 62.9%
___________________
(1) Includes immediately exercisable options to purchase 243,000 shares at $1.38
    per  share  and  100,000  shares  at $3.50  per  share.   Does  not  include
    approximately  1,036,300 shares of Common Stock which  may  be  issued  upon conversion of certain convertible promissory notes held by Ronald S.  Kaplan and Elissa Kaplan.

(2) Includes  28,215  shares  held as Trustee of the  Company's  Employee  Stock
    Ownership Plan Trust and immediately exercisable options to purchase  58,000
    shares  at  $1.38  per share and 100,000 shares at $3.50  per  share.   Also
    includes  338,875  shares  held by her husband,  and  of  which  Ms.  Kaplan disclaims beneficial ownership.

(3) Includes  immediately exercisable options to purchase 58,000 share at  $1.38
    per  share  and  100,000 shares at $3.50 per share.   Also  includes  28,215
    shares held as Trustee of the Company's Employee Stock Ownership Plan  Trust
    and  343,212  shares  owned by his wife, and of which Mr.  Kaplan  disclaims beneficial ownership.

(4) Includes immediately exercisable options to purchase 20,000 shares at  $3.50 per share.

(5) The  1,026,302  shares  of Common Stock owned by Judith  Kaplan  and  Warren
    Kaplan referred to in footnotes 2 and 3 are counted only once in calculating the total in order to avoid a misleading total.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS:

     As of December 31, 1996, the Company owed $600,000 to Ronald S. Kaplan and Elissa Kaplan in the amounts of $480,000 and $120,000, respectively, on five-year convertible promissory notes. These notes bear interest at 9% per annum, payable monthly, and are convertible into an aggregate of approximately 1,036,300 shares of the Company's Common Stock.

     In connection with stock options exercised during the year, there were stock subscriptions receivable from related parties of $113,200 as of December 31, 1997.

                            PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     1.   Financial Statements

            Report of Independent Certified Public Accountants

            Balance Sheet - December 31, 1997

            Statements of Operations - Years ended December 31, 1997 and 1996

            Statements of Changes in Stockholders' Equity - Years  ended
             December 31, 1997 and 1996

            Statements of Cash Flows - Years ended December 31, 1997 and 1996

            Notes  to  Financial Statements - Years ended  December  31,
             1997 and 1996

     2.   Financial Statement Schedules
          None.

     3.   Exhibits

Exhibit No.
     (3) Articles of Incorporation and By-Laws filed as an Exhibit to Form 10-K filed April 12, 1988

     (10)    Material Contracts

             (a)  Employee Stock Ownership Plan filed as an Exhibit  to the Company's Registration Statement on Form S-18, dated April 23, 1984, at pages 154-208
             (b) Incentive Stock Option Plan filed as an Exhibit to the Company's Registration Statement on Form S-18 dated September 25, 1984, at pages 210-220
             (c)  401(k) Plan dated October 3, 1986, filed as an Exhibit to Form 10-K filed August 15, 1987
             (d)  Convertible Promissory Notes dated August 4, 1994  to
                  Ronald S. Kaplan and Elissa Kaplan filed as an Exhibit to Form 10-KSB filed February 21, 1995.
             (e)  Amendment  to  Employee Stock  Ownership  Plan  dated
                  February 8, 1988, filed as an Exhibit to Form 10-K filed March 31, 1989
             (f)  Amendment to Employee Stock Ownership Plan dated March
                  10,  1989,  filed as an Exhibit to Form 10-K filed  March  31,
                  1989

             (11) Statement re: computation of per share earnings

             (27) Financial data schedule

(b)  Reports on Form 8-K

     A Current Report on Form 8-K dated December 31, 1997 was filed with the SEC on February 26, 1998 to announce the sale of the Action Snacks(r) food product lines. The Current Report included pro forma financial information about the effects of the disposition, with a balance sheet as of September 30, 1997 and an income statement for the period ending September 30, 1997.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACTION  PRODUCTS  INTERNATIONAL,  INC.
                              a Florida corporation


Date: March 30, 1998          By:   /s/ Ronald S. Kaplan
                                    Ronald S. Kaplan,
                                    Chairman of the Board,
                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                      Date


/s/ Ronald S. Kaplan          Chairman of the Board/     March 30, 1998
Ronald S. Kaplan              President/Chief Executive
                              Officer/ Director


/s/ Delton G. de Armas        Chief Financial Offcer/    March 30, 1998
Delton G. de Armas            Secretary