Form 10QSB
period 1998-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1998-05-15
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998         Commission File Number
                                 Registration Number  2-93512-A



                       ACTION PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




       Florida                          59-2095427
(State or other jurisdiction of(IRS Employer Identification No.)
incorporation or organization)

344 Cypress Road, Ocala, Florida        34472-3108
(Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code     (352) 687-2202


Check  whether the registrant (1) has filed all reports required to be filed  by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 YES      X      NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.


        Class                 Outstanding at March 31, 1998
Common Stock, $.001 par value           1,624,900

                                                                     Page 2 of 9
                                    I N D E X

 PART I.                                  FINANCIAL INFORMATION

 Item 1.   Financial Statements                                Page Number

        Condensed balance sheets - March 31, 1998
           and  December 31, 1997 (unaudited)                         3

        Condensed statements of operations and changes in
           retained earnings (accumulated deficit) - Three
           months ended March 31, 1998 and 1997 (unaudited)           4

        Condensed statements of cash flows - Three months
           ended March 31, 1998 and 1997 (unaudited)                  5

        Notes to condensed financial statements                       6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7


        SIGNATURE PAGE                                                9

                                                                     Page 3 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                      March 31,    December 31,
                                        1998           1997
Current assets:
  Cash and cash equivalents          $   117,100     $   537,800
  Accounts receivable, net of
   allowance of $25,500 at
   March 31, 1998 and
   December 31, 1997                     803,600         720,000
  Notes Receivable                       303,300         575,000
  Inventories, net                     1,309,900       1,086,000
  Prepaid expenses                       125,600          58,600

    Total Current Assets               2,659,500       2,977,400

Property, plant and equipment,
 net of accumulated depreciation of
 $739,700 at March 31, 1998 and
 $718,700 at December 31, 1997           914,600         923,400
Notes Receivable                       1,163,800       1,275,000
Other assets                             146,200         150,100

    TOTAL ASSETS                       4,884,100       5,325,900

Current liabilities:
 Accounts payable & accr exp             346,300         316,400
 Deferred Revenue                         75,000          75,000
 Income tax payable                       37,000          37,000
 Borrowings under line of credit         205,000         591,800

    Total Current Liabilities            663,300       1,020,200

Long term liabilities:
  Notes payable to shareholders          600,000         600,000
  Deferred Revenue                       225,000         225,000
  Deferred Income Taxes                  141,000         266,000

Shareholder's equity:
Common stock $.001 par value
 authorized 7,500,000; 1,624,900
 issued and outstanding at
 March 31,1998 and December 31, 1997       1,600           1,600
Additional paid-in capital             3,008,300       3,008,300
Retained Earnings                        358,100         318,000
Stock Subscription Receivable          (113,200)       (113,200)

     Total Shareholders' Equity        3,254,800       3,214,700

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $ 4,884,100     $ 5,325,900


                             See Accompanying Notes

                                                                     Page 4 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                 CONDENSED STATEMENTS OF OPERATIONS AND CHANGES
                   IN RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                   (UNAUDITED)


                                    Three months ended
                                          March 31,
                                     1998          1997
Net sales                            $ 1,253,700   $ 1,144,400
Cost of sales                            648,200       668,200

Gross profit                             605,500       476,200

Selling, general &
 administrative expenses                 560,900       525,200

Other (expenses) income
   Other                                  11,500         3,200
   Interest expense                      (16,000)      (17,900)
Total                                     (4,500)      (14,700)

Income before income taxes                40,100       (63,700)

Provision for income taxes                    -             -

Net income (loss)                    $    40,100    $  (63,700)

Beginning retained earnings
 (accumulated deficit)                   318,000      (317,600)

Ending retained earnings
 (accumulated deficit)               $   358,100    $ (381,300)


Net inc (loss) per share - Basic     $      0.02    $    (0.04)
Net inc (loss) per share - Diluted   $      0.02    $    (0.04)

Weighted average number of common
 shares outstanding - Basic            1,624,900     1,549,900

Weighted average number of common
 shares outstanding - Diluted          2,833,400     1,549,900



                             See Accompanying Notes

                                                                     Page 5 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                    Three months ended
                                         March 31,
                                   1998              1997
Cash flows from operating
activities:
  Net income (loss)                $    40,100       $   (63,700)
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization         35,400            59,900

Change in assets and liabilities:
  Increase in current assets,
   other than cash and cash
   equivalents                           8,400          (588,100)

  Increase in current liabilities
   and deferred taxes                  (95,100)           24,500

  Increase in other assets             (10,600)           (8,500)

Net cash used in oper activities       (21,800)         (575,900)

Net cash used in inv activities        (12,200)           (5,500)

Net cash provided by fin activities   (386,700)          176,800

Net decrease in cash and cash equiv   (420,700)         (404,600)

Cash and cash equivalents at
 beginning of period                   537,800           463,100

Cash and cash equivalents at
 end of period                     $   117,100        $   58,500

Supplemental disclosures - cash
paid for
      Interest                     $    16,000        $   17,900
      Taxes                        $   125,000        $       -


                             See Accompanying Notes

                                                                     Page 6 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Condensed financial statements
In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at March 31, 1998 and the results of its operations and cash flows for the first quarter ending March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

2.  Income per common share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, which is effective for the periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

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

Results of Operations:
Revenues increased to $1,253,700 during the first quarter ended March 31, 1998 from $1,144,400 in 1997, up ten percent. Management attributes the increase in net sales to improved selling systems and channels, broader distribution, and the earlier availability of shippable inventories. The Company continues to benefit from its transition from a toy distributor to a toy maker, as sales from proprietary toy lines have exceeded early expectations. Improvements to the sales systems have eased diversification into new markets, particularly the Company's increasing penetration into the specialty toy market. Further improvements to marketing and merchandising, as well as the introduction of additional proprietary products in the latter part of last year also contributed to the increase.

As a percent of sales, gross profit continued its upward trend with a substantial increase to 48.3% from 41.6% for the same period in 1997, in line with Management's focus on profitability. Gross profit dollars increased 27% to $605,500 from $476,200 in the prior year. Selling, General & Administrative Expenses increased only slightly, resulting in a turnaround net income of
$40,100, or $0.02 per share, from a net loss in the prior year of $63,700, or $0.04 per share, an improvement of $103,800. Management attributes the turnaround to the strong performance of its proprietary toy lines and improvements to the marketing and sales systems.

Financial Condition, Liquidity and Capital Resources:
As of March 31, 1998, current assets were $2,659,500 compared to current liabilities of $663,300 resulting in an improved current ratio of 4:1, up from 3:1 at December 31, 1997. Total assets decreased to $4,884,100 from $5,325,900 at December 31, 1997. Current liabilities decreased $356,800 due primarily to repayments of the Company's line of credit. Current assets decreased $317,900 due to primarily to payments received towards notes receivable and cash expended to pay down the line of credit.

Accounts receivable and inventories were $803,600 and $1,309,900, respectively, at March 31, 1998, compared to $720,000 and $1,086,000, respectively, at
December 31, 1997. The increases are as a result of the Company's normal business cycle.

                                                                     Page 8 of 9
ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


Cash and cash equivalents were down by $420,700, as cash was used to position the Company for its peak period and pay down the Company's line of credit. Property, plant and equipment, net of depreciation, decreased by $8,800. Other assets were down $3,900.

Accounts payable and accrued expenses increased $29,900 to $346,300 at March 31, 1998 from $316,400 at December 31, 1997 due primarily to the timing of purchases and payments. Net borrowings under the line of credit were paid down to $205,000 at March 31, 1998 from $591,800 at December 31, 1997.

Cash used in operations was $21,800 for the three months ended March 31, 1998, as compared to $575,900 for the comparable period in 1997. This improvement is due to the turnaround in net earnings, the collection of payments on notes receivable, and the extent and timing of accruals and payments.

Shareholders' equity at March 31, 1998 increased by $40,100 as a direct result of net earnings.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Action Products International, Inc.




  Date:   May 14,    1998              By:     /s/ Delton G. de Armas
                                            Delton G. de Armas
                                            Chief Financial Officer