Form 10QSB
period 1998-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1998-08-04
CIK 747435

SECURITIES  AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998                   Commission File Number
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.


        Class                                  Outstanding at June 30, 1998
Common Stock, $.001 par value                           1,624,900

                                                                     Page 2 of 9
                                    I N D E X

 PART I.   FINANCIAL INFORMATION                                          Page
                                                                         Number
 Item 1.   Financial Statements

        Condensed balance sheets - June 30, 1998
           and December 31, 1997 (unaudited)                               3

        Condensed statements of operations and changes
           in Retained Earnings - Three and six months ended
           June 30, 1998 and 1997 (unaudited)                              4

        Condensed statements of cash flows - Three and six
           months ended June 30, 1998 and 1997 (unaudited)                 5

        Notes to condensed financial statements                            6

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      7


        SIGNATURE PAGE                                                     9

                                                                     Page 3 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                  June 30,1998       December 31, 1997


Current assets:
  Cash and cash equivalents          $     163,600          $   537,800
  Accounts receivable, net of
   allowance of $25,500 at
    June 30, 1998 and
    December 31, 1997                    1,097,900              720,000
  Notes receivable, current                303,300              575,000
  Inventories, net                       1,585,500            1,086,000
  Prepaid expenses                         159,700               58,600

    Total Current Assets                 3,310,000            2,977,400

Property, plant and equipment,
 net of accumulated depreciation of
 $760,700 at June 30, 1998 and
 $718,700 at December 31, 1997             905,300              923,400
Note receivable, long term               1,163,700            1,275,000
Other assets                               158,000              150,100

    TOTAL ASSETS                         5,537,000            5,325,900

Current liabilities:
 Accounts payable &
  accrued expenses                         663,600              353,400
 Deferred revenue, current                  50,000               75,000
 Borrowings under line of credit           336,000              591,800

    Total Current Liabilities            1,049,600            1,020,200

Long term liabilities:
  Deferred income taxes                    178,000              266,000
  Deferred revenue, long term              211,500              225,000
  Notes payable                            600,000              600,000

Shareholders' equity:  Common
 stock $.001 par value authorized
 15,000,000; 1,624,900 issued and
 outstanding at June 30,1998
 and December 31, 1997                       1,600                1,600
Capital in excess of par value           3,008,300            3,008,300
Stock subscription receivable             (113,200)            (113,200)
Retained earnings                          601,200              318,000

     Total Shareholders'Equity           3,497,900            3,214,700

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $ 5,537,000          $ 5,325,900



                             See Accompanying Notes

                                                                     Page 4 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)


                               Three months ended   Six months ended
                                  June 30               June 30
                               1998        1998       1997        1998
Net Sales                     $1,827,800  $1,809,600 $3,081,500  $2,954,000
Cost of Sales                    935,600     998,300  1,583,800   1,666,500

Gross Profit                     892,200     811,300  1,497,700   1,287,500

Selling, General &
 Administrative Expenses         706,500     554,700  1,267,400   1,079,900

Other (expenses) income
   Other                          70,400       1,200     81,900       4,400
   Interest expense              (13,000)    (23,100)   (29,000)    (41,000)
Total                             57,400     (21,900)    52,900     (36,600)

Income before income taxes       243,100     234,700    283,200     171,000

Provision for income taxes             -           -          -           -

Net Income                       243,100     234,700    283,200     171,000

Beginning retained earnings
(accumulated deficit)            358,100    (381,300)   318,000    (317,600)

Ending retained earnings
(accumulated deficit)           $ 601,200  $(146,600)  $601,200   $(146,600)

Net Income per share
  Basic                             $0.15      $0.15      $0.17       $0.11
  Diluted                           $0.09      $0.09      $0.10       $0.06

Weighted average number of
 common shares outstanding
  Basic                         1,624,900  1,549,900  1,624,900   1,549,900
  Diluted                       2,842,900  2,667,700  2,838,300   2,693,200




                             See Accompanying Notes

                                                                     Page 5 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                  Three months ended  Six months ended
                                       June 30             June 30
                                    1998     1997       1998    1997
Cash flows from operating
activities:
   Net income                     $243,100   $234,700    $283,200   $171,000
Adjustments to reconcile net
 income to net cash used in
 operating activities
   Depreciation and
    amortization                    48,300     59,100      69,300    118,900


Change in assets and liabilities:
   Increase in current assets
    other than cash and cash
    equivalents                   (603,900)  (617,900)   (595,400)(1,206,000)

   Increase (decrease) in
    current liabilities            278,800    156,300     183,700    180,800

   Decrease (increase) in
    other assets                   (39,100)   (14,400)    (35,300)   (22,800)

Net cash used in operating
 activities                       ($72,800) ($182,200)   ($94,500) ($758,100)

Net cash used in investing
 activities                       ($11,700)   ($2,800)   ($23,900)   ($8,300)

Cash flows from financing
activities:
   Proceeds from borrowings
     on line of credit             131,000     65,000    (255,800)   241,800
   Results of other financing
     activities                          -     69,400           -     69,400

  Net cash provided by (used in)
    fin. activities               $131,000   $134,400   ($255,800)  $311,200

  Net increase (decrease) in cash
    and cash equiv.                $46,500   ($50,600)  ($374,200) ($455,200)

Cash and cash equivalents at
  start of period                 $117,100    $58,500    $537,800   $463,100

Cash and cash equivalents at
  end of period                   $163,600     $7,900    $163,600     $7,900

Supplemental disclosures -
  cash paid for
   Interest                        $13,000    $23,100     $29,000    $41,000
   Taxes                           $     -    $     -    $125,000    $     -





                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Condensed financial statements
In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at June 30, 1998 and the results of its operations and cash flows for the second quarter ending June 30, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

Three months ended June 30, 1998
During the second quarter ended June 30, 1998 revenue increased to a new quarterly record of $1,827,800 in 1998 from $1,809,600 in 1997. Net income for the second quarter 1998 increased to $243,100 from $234,700 for the 1997 comparable period. Management had anticipated a decline in sales from last years record quarter due to the divestiture of certain product lines, but stronger than expected sales from its new proprietary lines negated the lost sales.

Gross profit increased $80,900 to $892,200 from $811,300. As a percent of sales, gross profit was up four more percentage points to 48.8% from 44.8% for the 1997 comparable period. Management attributes this continued improvement to deeper market penetration, additional proprietary products, and more beneficial terms and pricing with overseas vendors. Selling, General & Administrative expenses increased $151,800. Management attributes the increase in expenses to certain sales and marketing expenditures, including additional salaries and commissions connected with the Company's strengthening of its marketing staff, sales force, and outside sales representative organizations. Other income increased $69,200 due to gains on the disposal of assets and the recognition of deferred revenue in connection with the divestiture of certain product lines.

Six months ended June 30, 1998
During the six months ended June 30, 1998 revenues were $3,081,500 in 1998, up $127,500 from $2,954,000 in 1997, thus exceeding the $3 million mark in the first half of the year for the first time in the Company's history. Management attributes the increase in net sales to improved selling systems and channels, broader distribution, stronger than expected sales from its new proprietary lines, and the earlier availability of shippable inventories. The Company continues to benefit from its transition from a toy distributor to a toy maker, as sales from proprietary toy lines have exceeded prior year results. Improvements to the sales systems have eased diversification into new markets, particularly the Company's increasing penetration into the specialty toy market. Further improvements to marketing and merchandising also contributed to the increase.

Gross profit for the six months ended increased $210,200 to $1,497,700 from $1,287,500, or about 16%. As a percentage of sales, gross profit was up five points to 48.6% from 43.6% for the 1997 comparable period, especially
significant  considering  last  year's nine-point  jump.   Selling,  General  &
Administrative Expenses for the six months ended increased about 17%. As previously discussed, management attributes the increase in expenses to certain sales and marketing expenditures, including additional salaries and commissions connected with the Company's strengthening of its marketing staff, sales force, and outside sales representative organizations.

Financial Condition, Liquidity and Capital Resources:
As of June 30, 1998, current assets were $3,310,000 compared to current liabilities of $1,049,600 for a current ratio of better than 3:1. At June 30, 1998, working capital improved by $303,200 compared to December 31, 1997.

Though gradually changing due to the Company's penetration into the specialty toy market, the peak period of the Company's business cycle has historically been March through August. As expected, accounts receivable and inventories increased cyclically to $1,097,900 and $1,585,500, respectively, at June 30, 1998 compared to $720,000 and $1,086,000 at December 31, 1997, respectively.
Total current assets increased by $332,600 and total assets increased by $211,100, while current liabilities increased slightly by $29,400.

Other  changes  in balance sheet from December 31, 1997 included the  following:
Property, plant and equipment, net of depreciation, decreased by $18,100 from December 31, 1997 as a result of normal depreciation. Other assets increased slightly from December 31, 1997, primarily due to amortizations and deferrals of product development, dies, molds, designs and prepaid expenses related to new products and packaging. Accounts payable and accrued expenses increased
$310,200  to  $663,600 at June 30, 1998 from $353,400 at December 31,  1997  due primarily to the seasonal nature of the purchases and the timing of inventory receipts.

Cash and cash equivalents were down $374,200 from December 31, 1997 and up $46,500 from March 31, 1998. Cash flow used in operating activities improved to $72,800 for the three months ended June 30, 1998 as compared to cash flow used in operating activities of $182,200 for the comparable period June 30, 1997. This is due primarily to increases in sales and net income and the increases in current liabilities. Cash flow used in operating activities for the six months ended June 30, 1998 improved to $94,500 as compared to cash flow used in operating activities of $758,100 for the comparable period June 30, 1997, an improvement of $663,600. This cash flow increase is due in part to smaller inventory balances needed to sustain profitable sales in light of the divestiture of certain low-margin product lines, as well as the collection of notes receivable resulting from the divestitures.

Shareholders' equity at June 30, 1998 increased during the six months then ended by $283,200 to $3,497,900 as a result of earnings.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Action Products International, Inc.


  Date:     August 4, 1998         By:   /s/ Delton G. de Armas
                                         Delton G. de Armas
                                      Chief Financial Officer