Form 10QSB
period 1998-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1998-11-13
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998            Commission File Number
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.


        Class                           Outstanding at September 30, 1998
Common Stock, $.001 par value                         1,624,900

                                                                    Page 2 of 9
                                    I N D E X

 PART I.                                  FINANCIAL INFORMATION  Page
                                                  Number
 Item 1.                                   Financial Statements

        Condensed Balance Sheets - September 30, 1998
           and December 31, 1997 (unaudited)                         3

        Condensed Statements of Operations and Changes
           in Retained Earnings - Three and nine months ended
           September 30, 1998 and 1997 (unaudited)                   4

        Condensed Statements of Cash Flows - Three and nine months
           ended September 30, 1998 and 1997 (unaudited)             5

        Notes to condensed financial statements                      6

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of Operations                7


        SIGNATURE PAGE                                               9

                                                                  Page 3 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                 September 30, 1998   December 31, 1997

Current assets:
  Cash and cash equivalents               $ 254,200         $   537,800
  Accounts receivable, net
   of allowance of $25,500
   at September 30, 1998 and
   December 31, 1997                      1,121,800             720,000
  Inventories, net                        1,292,600           1,086,000
  Prepaid expenses                          144,100              58,600
  Notes receivable                          303,300             575,000

    Total Current Assets                  3,116,000           2,977,400

Property, plant and
 equipment, net of accumulated
 depreciation of $799,000 at
 September 30, 1998 and
 $718,700 at December 31, 1997              876,600             923,400
Notes receivable                          1,161,500           1,275,000
Other assets                                189,700             150,100

    TOTAL ASSETS                         $5,343,800          $5,325,900

Current liabilities:
 Accounts payable &
  accrued expenses                       $  299,100          $  353,400
 Deferred revenue                            50,000              75,000
 Borrowings under line of credit            337,000             591,800

    Total Current Liabilities               686,100           1,020,200


Long term liabilities:
  Deferred income taxes                     178,000             266,000
  Deferred revenue                          211,500             225,000
  Notes payable                             600,000             600,000

Shareholders' equity:
Common stock $.001
 par value authorized 15,000,000;
 1,624,900 issued and outstanding
 at September 30,1998 and
 December 31, 1997                            1,600               1,600
Capital in excess of par value            3,008,300           3,008,300
Stock subscriptions receivable              (99,300)           (113,200)
Retained earnings                           757,600             318,000

     Total Shareholders' Equity           3,668,200           3,214,700


TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                   $ 5,343,800         $ 5,325,900




                             See Accompanying Notes

                                                                 Page 4 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)

                             Three months ended      Nine months ended
                               September 30            September 30
                             1998        1997        1998        1997
Net Sales                    $1,764,800  $1,700,500  $4,846,300  $4,654,500
Cost of Sales                   940,500     918,800   2,524,300   2,585,300

Gross Profit                    824,300     781,700   2,322,000   2,069,200

Selling, General &
 Administrative Expenses        760,500     623,600   2,027,900   1,703,500

Other (expenses) income
   Other                        119,000         300     200,900       4,700
   Interest expense             (26,400)    (25,800)    (55,400)    (66,800)
Total                            92,600     (25,500)    145,500     (62,100)

Income before income taxes      156,400     132,600     439,600     303,600
Provision for income taxes          -           -           -           -

Net Income                      156,400     132,600     439,600     303,600

Beginning retained earnings
(accumulated deficit)           601,200    (146,600)    318,000    (317,600)

Ending retained earnings
(accumulated deficit)        $  757,600  $  (14,000) $  757,600  $  (14,000)

Net Income per share
  Basic                      $     0.10  $     0.09  $     0.27  $     0.20
  Diluted                    $     0.06  $     0.05  $     0.16  $     0.12

Weighted average number of
 common shares outstanding
  Basic                       1,624,900   1,549,900   1,624,900   1,549,900
  Diluted                     2,807,200   2,739,200   2,828,700   2,739,200


                             See Accompanying Notes

                                                                  Page 5 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                              Three months ended       Nine months ended
                                 September 30            September 30
                              1998       1997          1998        1997
Cash flows from operating
activities:
 Net income                   $156,400   $132,600      $439,600    $303,600

Adjustments to reconcile net
 income to net cash provided
 by(used in)operating
 activities:
  Depreciation                   38,300    25,600        80,300      79,500

Change in assets and
liabilities:
  Decrease (increase) in
   current assets other than
   cash and cash equivalents    286,800    92,800      (308,700) (1,113,200)

  Decrease in current
   liabilities                 (364,500) (313,800)     (180,800)   (133,000)

  Decrease (increase) in
   other assets                 (31,700)   29,000       (39,600)     71,200

Net cash provided by (used
 in) operating activities        85,300   (33,800)       (9,200)   (791,900)

Net cash used in investing
 activities                      (9,600)   (5,800)      (33,500)    (14,100)

Cash flows from financing
activities:
  Proceeds from (repayments
   of) borrowings on line
   of credit, net                 1,000   135,000      (254,800)    376,800

  Results of other financing
   activities                    13,900       -          13,900      69,400



  Net cash (used in)
   provided by fin. activities   14,900   135,000      (240,900)    446,200

  Net increase (decrease) in
   cash and cash equiv.          90,600    95,400      (283,600)   (359,800)

Cash and cash equivalents at
 start of period                163,600     7,900       537,800     463,100

Cash and cash equivalents at
 end of period                 $254,200  $103,300      $254,200    $103,300

Supplemental disclosures -
 cash paid for
   Interest                     $26,400   $25,800       $55,400     $66,900
   Taxes                        $     0   $     0       $     0     $     0



                             See  Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Condensed consolidated financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at September 30, 1998 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

3.  Convertible Debt
At September 30, 1998, the Company had long-term debt payable to shareholders, resulting primarily from working capital loans and the purchase of the Company''s plant facility and real property in prior years, as follows: unsecured promissory notes payable to related parties, bearing interest at 9% per annum, monthly payments of interest only until September 1, 2002, with 24 monthly payments of principal and interest of $27,400 due thereafter, convertible at any time in whole or in part at the lender''s option after May 9, 1995, into common shares of the Company at $0.579 per share. The Company has reserved, from its authorized but unused shares of common stock, 1,036,300 shares for use in the event the long-term debt is converted. During the third quarter, the Company issued warrants to purchase 1,036,300 shares at the same conversion price in exchange for the removal of the convertibility feature of the debt. The remaining terms and features of the debt are unchanged.

                                                                  Page 7 of 9
ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations:

Any statements contained in this discussion that are not historical facts are forward-looking statements. It is possible that the assumptions made by management for purposes of such statements may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements may involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, and intellectual property rights and the outcome of competitive products, risks in product development, the results of financing efforts, the ability to complete transactions, and other risks identified in this and the Company''s other Securities and Exchange Commission filings.

Three months ended September 30, 1998
Revenue increased again during the three month period ended September 30, 1998 to a third quarter record $1,764,800 in 1998 from the previous third quarter high of $1,700,500 set in 1997. Stronger than expected sales from its new proprietary lines contributed to the gain, particularly in light of foregone sales of product lines divested in the fourth quarter of 1997. The third quarter 1998 net income also improved to a new record of $156,400 versus
$132,600 for the 1997 comparable period due to the increases in sales and continued growth in the gross margins.

Gross profit increased $42,600 to $824,300 from $781,700. Management attributes its gross profitability strength to additional proprietary products, divestitures of lower margin lines, and continued improvement of terms and pricing with overseas vendors. Selling, General & Administrative Expenses increased $136,900. Management attributes the increase in expenses to certain sales and marketing expenditures, including additional salaries and commissions connected with the Company''s strengthening of its marketing staff, sales force, and outside sales representative organizations, as well as expenses related to corporate development. Other income improved significantly to $92,600 due to gains on the disposal of assets and the recognition of deferred revenue in connection with the divestiture of certain product lines.

Nine months ended September 30, 1998
Record nine months revenue for the period ended September 30, 1998 of $4,846,300 in 1998 improved over the record set in the prior year of $4,654,500, up $191,800. Management attributes the increase in net sales to the planning and implementation of its focused strategy and stronger than expected results, including improved selling systems and channels, broader distribution, sales from its new proprietary lines, and the earlier availability of shippable inventories. The nine months 1998 net income was $439,600 versus $303,600 in 1997, an improvement of 45%, due to the continued improvement of gross margins; other income from gains on the disposal of assets and the recognition of deferred revenue in connection with the divestiture of certain product lines; and the increase in sales. The increase in sales is attributable in part to significant merchandising and marketing efforts; sustained sales of its continuing core of proprietary product lines; and a strengthened effort by sales management to expand the sales force and broaden the market base.

Gross  profit increased $252,800 to $2,322,000 from $2,069,200, up  12%.   As  a
percent of sales, gross profit improved again to 48% after the dramatic improvement to 46% for the 1997 comparable period. Management attributes this sustained improvement in gross profit percentage to additional proprietary products, divestiture of lower margin lines, and continued improvement of terms and pricing with overseas vendors. Selling, General & Administrative Expenses for the nine months ended increased $324,400, or 19%. As previously discussed, management attributes the increase in expenses to certain sales and marketing expenditures, including additional salaries and commissions connected with the Company''s strengthening of its marketing staff, sales force, and outside sales representative organizations, as well as certain expenditures for corporate development. Other Income (Expense) improved significantly to $145,500 for the nine months ended September 30, 1998 compared to Other Income (Expense) of ($62,100) for the same 1997 period, due to gains on the disposal of assets, the recognition of deferred revenue in connection with the divestiture of certain product lines, and reductions in interest expense.

Financial Condition, Liquidity and Capital Resources
As of September 30, 1998, current assets were $3,116,000 compared to current liabilities of $686,100 for a current ratio of 4.5:1, up from 2.9:1 at December 31, 1997. At September 30, 1998, working capital improved by $472,700 compared to December 31, 1997.

Historically, the peak period of the Company's business cycle has been March through August. Thus, accounts receivable and inventories were $1,121,800 and $1,292,600, respectively, at September 30, 1998 compared to $720,000 and $1,086,000, respectively, at December 31, 1997. The increase in receivables and inventories are considered normal for the Company and reflect the increased activity in the Company''s high volume period. Current liabilities decreased by $334,000 due primarily to reduced draws on the Company''s line of credit.

Cash and cash equivalents were down $283,600 from December 31, 1997 but up $90,600 from June 30, 1998. Operations provided cash flow of $85,300 for the three months ended September 30, 1998 compared to cash flow used in operations of $33,800 for the comparable period ended September 30, 1997. This positive swing is due primarily to improved earnings before interest, taxes, depreciation and amortization (EBITDA) and seasonal increases in inventory since June 30, 1998. Cash flow used in operations was $9,200 for the nine months ended September 30, 1998 compared to $791,900 used in the comparable nine month period ended September 30, 1997. The improvement is primarily due to better control of seasonal increases in inventories associated with the Company''s peak period and payments received on notes receivable.

Shareholders'' equity at September 30, 1998 increased during the nine months by $453,500 to $3,668,200 due to earnings and the receipt of payments of stock subscriptions from related parties.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Action Products International, Inc.




       Date:     November 12, 1998     By:    /s/ Delton G. de Armas
                                              Delton G. de Armas
                                              Chief Financial Officer