Form 10KSB
period 1998-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1999-03-31
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998	Commission file number 0-13118


                          ACTION  PRODUCTS  INTERNATIONAL,  INC.
                    (Name of Small Business Issuer in Its Charter)

              Florida                          59-2095427
	(State of incorporation)	(IRS Employer Identification No.)

           390 North Orange Avenue, Suite 2185, Orlando, Florida 32801
                    (Address of principal executive offices)

             Registrant's telephone number, including area code
                               (407) 481-8007

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

	Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year:  $ 5,868,800

	The aggregate market value of the voting stock held by the non-affiliates of the Registrant was $3,254,344 based on the average high and low bid price reported March 26, 1999 (based on 913,500 shares).

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 26, 1999

			Class									Outstanding
		Common Stock, $.001							 1,624,900

                  DOCUMENTS INCORPORATED BY REFERENCE
                               NONE

	PART I

	FORWARD-LOOKING STATEMENTS

	Certain statements contained in the Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act.  Such
statements include management's expectations and objectives regarding the
Company's future financial position, operating results and business strategy.
These statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include those set forth under the caption "Forward-Looking
Statements" set forth in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this Form 10-KSB.  The
Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1. 	DESCRIPTION OF BUSINESS:

(a) General Development of Business

	Action Products International, Inc. (the "Company") began its operations in
1977 and subsequently incorporated in Florida in 1980.  The Company designs, manufactures, and markets toys and published products in a creative and diversified portfolio of branded educationally-minded product lines.  The
Company's products are sold primarily to toy stores, specialty retailers,
Internet retailers, education outlets, museums, zoos, aquariums, theme parks, and attractions in the United States and worldwide.

	While 1997 marked the Company's transition from its previous role as a toy and book distributor into a manufacturer and producer of toys and published products, 1998 demonstrated the Company's successes in developing the sales of a core portfolio of brands to replace the sales of divested non-core lines.
During the past fiscal year, the Company continued expanding its product lines, developed new proprietary products and entered new distribution channels, resulting in the continued growth of gross profit margins. In 1998 the Company launched its first internally generated branded proprietary toy line, Space Voyagers(tm). Space Voyagers educational action figure toys helped establish the Company as offering proprietary product lines in its new channels of distribution. In addition to the further internal development of proprietary lines and brands, the Company entered into a three-year renewable licensing agreement with Discovery Communications, Inc. which provides for, among other things, the Company's right to utilize intellectual properties surrounding the Discovery Channel(r) brand. The internal development of brands coupled with the Company's licensing efforts has led to the broadening of a balanced portfolio of product lines. The Company is currently seeking and pursuing possible acquisition opportunities in the children's toy, publishing, Internet and software arenas to continue broadening its product offerings.

(b) Description of Business Products

	The Company sells its educational toy product lines under the name "Action Products(tm)." The lines include such proprietary brands as SpaceVoyagers(tm), Woodkits(tm), Imaginetics(tm), Science in Action(tm) and PowerBalls(tm).
Products include figurines, activity kits, other toy and gift items with a strategic emphasis on space, dinosaurs, science and nature, and other educational and non-violent categories. The Company's products are produced by approximately 20 outside manufacturing companies in the United States, Mexico, Taiwan, Hong Kong and China, and are imported directly by the Company as finished goods. In addition to its proprietary brands, the Company also sells products packaged under a license from Discovery Channel(r). In February 1999, the Company obtained a letter of intent from Logiblocs Ltd., a UK manufacturer of electronic building blocks, to exclusively market the Logiblocs(tm) product line in North, Central, and South America, on a perpetual basis. However, there can be no assurances that the Company will finalize an exclusive agreement with Logiblocs Ltd.

	The Company publishes its line of educational books under the name "Action Publishing(tm)." The line includes children's activity, coloring and sticker books and CD-ROM's on topics such as nature, science, dinosaurs and aerospace.
Its books are produced both domestically and overseas. Management anticipates opportunities for the Company to further emphasize its publishing offerings both through proprietary development and acquisition of new interactive book and software titles. The Company may also utilize cross-promotional opportunities with the Company's other brands and products.

	Customers

	Management focuses its efforts on both growing the Company's distribution channels and the Company's portfolio of brands. The Company currently sells three dominant brands to approximately 2,000 museum stores and attractions throughout the United States and the world, a market that served as the Company's niche for many years. While this niche market provides a solid foundation for future growth, the Company is continually expanding its distribution outside its established niche to toy stores, bookstores, Internet retailers, and other types of specialty retailers.

	Customers obtained from these new specialty retail markets emulate the mass market with multiple-outlet volume buying.  This results in larger individual orders of a reduced number of SKU's (stock keeping units).  One unique category of customer arising from the specialty retail market is the Internet retailer.
The Company is currently working together with several of its current Internet retailers, as well as new ones, to offer the Company's product lines to the online market.  Management is currently contemplating certain Internet-related products and services to offer to its established and growing customer and consumer niche (see "Marketing and Sales").

	In addition to expanding into these new markets, Management began implementing its plan to enter mass-market distribution. The Company's licensing arrangement with Discovery Channel(r), signed in November 1998, provides the Company with the strategic leverage needed to capture a mass-market customer base. Specifically, the arrangement with Discovery Channel(r) provides for a unique relationship with Dayton Hudson Corporation (Target Stores). Each of Target's approximately 800 stores is expected to offer the Company's licensed product in a variety of SKU's. In addition, the Company's announced strategy of pursuing acquisitions of other toy or publishing companies and product lines is expected to provide an entree into the mass-market through established channels of distribution.

	Management differentiates the products and brands it offers to the specialty and mass markets due to the importance of the preservation of each distribution channel and differing product life cycles. While the special relationships with Target Stores and Discovery Communications, Inc. allow for some overlap, the Company generally separates the distribution of its products and brands between the Specialty Toy/Specialty Retail Market and Mass-Market distribution channels.

	The Company services customers in every state in the United States, as well as the District of Columbia.  The Company exports to approximately 20 foreign countries and regions including Europe, South and Central America, Canada, Saudi
Arabia, Japan, Hong Kong, Korea, New Zealand, and Australia.  No single customer accounts for more than 8% of 1998 sales.  Management anticipates Target Stores will account for more than 10% of sales in 1999.  No single product accounts for more than 4% of sales.

	Marketing and Sales

	The Company markets its product lines through its full-color catalog and extensive Internet web sites. The Company also utilizes newsletters, trade publications, client visits, and telephone contact and solicitation. The Company also exhibits its product lines and services at toy, gift, museum, book, school supply, and other trade shows, as well as showrooms located across the country staffed by its independent manufacturers' sales representatives. The Company capitalizes on strategic advertising, product placement and package design to emphasize its own proprietary product lines and trade names.

	The Company's catalog is supplemented by an Internet accessible "online" catalog. While the Company's catalog markets primarily to the wholesale customer, the Company utilizes its primary Internet site, "www.apii.com," to provide information to both the wholesale customer and the end-user, or consumer. By password protecting its customer-sensitive sites, the Company allows its customers to browse an online catalog and generate orders that are immediately processed by the Company. Customers are encouraged to place orders from the catalog or web site through password protected online ordering or the Company's toll-free telephone number and toll-free fax. The site utilizes many of the same features to provide access to the retail market for special orders and fill-ins that may be purchased directly from the Company. The Company also utilizes its Internet presence to promote its brands, products, and identity, while partnering with its customers who offer its products for sale online. In late 1998 the Company launched a second web site, "www.spacevoyagers.com," designed specifically to promote the Space Voyagers(tm) brand name and product lines to consumers. Management foresees the further proliferation of the Company's Internet activity and promotion of its brands and products.

	In addition to its expanding Internet presence, a network of manufacturers'
representative companies ("rep companies") provides the Company with national sales coverage.  This network includes toy reps, educational dealers and distributors and is supplemented by the Company's in-house sales staff. The
Company employs sales professionals to sell its product lines directly by telephone, visits, correspondence, trade shows, and other personal contact.
This combined sales method provides the Company with ongoing customer contact, allowing the Company to identify new markets quickly and to respond promptly to individual customer needs.  The Company's sales associates offer opportunities for sales increases by assisting the rep companies and their customer base with customer support and expediting the various administrative tasks involved in new and recurring orders.

	International Sales and Manufacturing

	Revenues from the Company's international sales represented approximately 6.5% and 3.3% of total revenues in 1998 and 1997, respectively. Product lines marketed internationally are generally the same as those marketed domestically and generally sold internationally directly to retail stores. In 1998, the Company added a South and Central American distributor and plans to achieve wider distribution through the addition of distributors in Europe and Japan.
The Company's revenues from international sales represent a limited percentage of total revenues and therefore do not expose the Company to significant risk. The Company conducts its international sales in US dollars, and accordingly receives payment for such sales in US dollars. The Company purchases its imported products in US dollars.

	In general, international sales are subject to inherent risks, including, but not limited to, transportation delays and interruptions, political and economic disruptions, currency risks, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. While the Company to date has not experienced any material adverse effect due to such risks, there can be no assurances that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and goodwill. The Company believes that it experiences minimal currency risk because all foreign transactions are conducted using US dollars.

	Many of the Company's products are manufactured outside of the United States, primarily in Hong Kong, Taiwan, Mexico and China and in most cases are directly imported by the Company. The implementation of the General Agreement on Tariffs and Trade in 1996 reduced or eliminated customs duties on many products imported by the Company. The Company believes that the capacity of its facilities and the supply of completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the product lines which it markets. Over a period of time, the Company's reliance on external sources of manufacturing can be shifted to alternative sources of supply should such change be necessary. However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of products were secured. The imposition of trade sanctions by the United States against a class of products imported by the Company, or loss of "most favored nation trading status" by China, could significantly increase the cost of the Company's products imported into the United States.

	Competition

	The Company competes against toy and educational manufacturers and importers, distributors and book publishers. The Company's ability to compete successfully is based upon its core competencies, including its portfolio of proprietary brands. The Company's also relies on its ability to offer a wide range of specialized "theme" products; "same-day" shipment on most domestic orders; and its regional independent reps, in-house sales professionals and sales associates who maintain regular and close contact with the Company's customers. The Company believes its reputation, service, and customer orientation enable it to build and maintain customer loyalty.

	The Company believes it can maintain and expand its customer base due to the growing recognition of its brands within the industry and by consumers. Further, the Company's continued emphasis on the development of proprietary products and packaging complements its abilities to service its customers and its experience in the industry. Management is improving its distribution channel strategy and its representation to traditional toy outlets. The Company focused its efforts on the establishment and extension of proprietary product lines and is strongly committed to maintaining and enhancing its advantages in its markets by continually growing and improving the product lines and services it offers. These services include "value-added" merchandising such as packaging and display materials intended to assist customers in the sale of the Company's products. In the future Management intends to establish consumer-level promotions, designed to drive consumers to retail outlets in search of the Company's products and brands. The Company also plans to leverage its core competencies through the strategic acquisition of other product lines in the toy, publishing, game and puzzle areas. This diversification should help to solidify distribution channels already served by the Company.

	Intellectual Property

	The Company's products are protected, for the most part and in as many countries as practical, by trademark, copyright and patent law to the extent that such protection is available and meaningful. The loss of such rights concerning any particular product would not have a material adverse effect on the Company's business, although the loss of such protection for a number of significant items might have such an effect.

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

	The Company's products are rated according to the EN-71 safety protocol adopted by the European Community. In addition, the Company's expects to certify its products according to the Japanese Toy Association ("JTA") safety criteria for consumer products.

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

	Year 2000

	The Company is currently addressing its exposure relative to year 2000 issues for both information and non-information technology systems. A committee actively monitors the status of the readiness program of the Company. The Company estimates the total year 2000 expenditures to be less than $100,000, substantially all of which were incurred in fiscal 1997 and 1998. These costs include, to the extent reasonably estimable, both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned. The Company has currently completed substantially all of the tasks identified to mitigate the year 2000 exposure.

	Management currently believes the most significant impact of the year 2000 issue could be an interrupted supply of goods and services from vendors. Management does not expect the potential disruption from Year 2000 issues to have a material effect on the Company's business operations, but the outcome remains uncertain. The Company has an ongoing effort to gain assurances and certifications of suppliers' readiness programs. Contingency plans include the search for alternate certified vendors and the increase of safety stock of major product lines.

	Personnel

	As of December 31, 1998, the Company had 35 full-time employees, including four executive positions, twelve sales and customer support positions, and nineteen other positions to fulfill administrative responsibilities in marketing, product development, accounting, logistics, etc. The employees are not represented by a union. In 1998, the Company offered a benefits package to its employees which included health and life insurance plans, an Employee Stock Ownership Plan (ESOP), a 401(k) plan, and an employee-contributed IRC Section
125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with the Company for a one-year period following termination of their employment. Any personnel-related agreements deemed significant by management have been included as exhibits. The Company believes its employee relations are good.

ITEM 2.  	DESCRIPTION  OF  PROPERTY:

	The Company's corporate headquarters are located in Orlando, Florida. The Company leases a 3,000 square foot suite in the downtown Orlando business district which is staffed by executive, sales, marketing and product development personnel.

	The Company's operations are located in a 35,000 square foot building on
2.5 acres that it owns in an industrial park in Ocala, Florida. This location is approximately one hour north of Orlando and has served as the Company's home for nearly 20 years. The Company-owned Ocala location serves as the Company's distribution center and houses its purchasing, accounting, management information systems and administrative departments. The Ocala facility also maintains a customer service call center. The Ocala property is currently encumbered by a mortgage. The principal balance as of December 31, 1998 was $748,100 and may be prepaid at any time without penalty. The mortgage is amortized over 20 years and payable in monthly installments of principal and interest until 2008, whereby a balloon payment of approximately $513,000 will become due. The property is currently in usable and sellable condition.


ITEM 3.	LEGAL  PROCEEDINGS:

	The Company is not a party to any material litigation, and is not aware of any pending or threatened litigation against the company that could have a material adverse effect on the Company's business operating results or financial condition.

ITEM 4.	SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

	During the quarter ended December 31, 1998, there were no matters submitted to a vote of the Company's security holders.

	PART II

ITEM 5.	MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS:

	The Company's Common Stock is traded on The NASDAQ SmallCap Market under the respective symbol APII. The number of holders on record of the Company's Common Stock as of March 26, 1999, was approximately 1,250.

	The high and low bid quotations for each quarter of the fiscal years ended December 31, 1997 and 1998 are follows:

	Quarter Ended:	High Bid	Low Bid

	March 31, 1997     	  2.188           2
	June 30, 1997	        2.188           2
	September 30, 1997    3.188         2.5
	December 31, 1997	    2.375       2.375

	March 31, 1998	        3.25        2.25
	June 30, 1998	        3.188       2.563
	September 30, 1998    2.875           2
	December 31, 1998	    6.438        1.75


	The quotations represent prices between dealers in securities; they do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

	Dividend Policy

	The Company previously distributed shares and warrants as dividends, but has not paid any cash dividends. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend on, among other things, the Company's future earnings, financial condition, any contractual restrictions, capital and other cash requirements, and general business conditions.

ITEM 6.		MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
		FINANCIAL CONDITION  AND  RESULTS  OF  OPERATIONS:

	General

	The Company is focused on developing brands. Management recently led the Company away from simply being another distributor of other manufacturers' toy and published products towards the establishment and distribution of products and brands of its own manufacture or otherwise exclusive to the Company. In addition to the marked growth in gross profit margins and increased market-penetrating opportunities afforded by its new mix of product offerings, the Company's efforts have resulted in the beginning of a balanced portfolio of recognizable brands. The Company's strategy is to continue broadening its collection of brands through internal development, licensing, and merger and acquisition.

	Internal Development - The Company's continued rise in its gross margins is due in a large part to the development of its proprietary brands, in particular its Space Voyager(tm) product line.  John Glenn's return to space and certain mainstream motion pictures helped progress the already growing interest generated within the educational markets.  Sparked by a renewed consumer interest in space exploration, the Company expanded its product line to capitalize on the growing enthusiasm.  The concept of Astronaut Action Figures was conceived, developed, and brought timely to market by the Company's product development professionals.  Other products that the Company introduced were its
Space Playsets, Pocket Aliens, Inflatables, Gyroscopes and new additions to the
Power Ball line.  New product introductions reached their initial sales expectations and the Company plans on continuing each of the new product lines in fiscal 1999.  Management expects to continue its internal development strategies in search of additional proprietary and profitable brands.

	Licensing - In addition to the internal development of brands, the Company began the strategic use of licensed intellectual properties. Aware of the risks often associated with short-lived properties, the Company began its licensing ventures by signing a licensing agreement with Discovery Communications, Inc.
The Discovery Channel(r) brand is recognized worldwide, and possesses the unique, elusive qualities of name-recognition and longevity. While the value of many licenses may fade in a short period of time, the Discovery Channel(r), with its educational, quality, true-to-life image, and broad staying power, is a natural fit with the Company's other product offerings. Further, Discovery Communications, Inc. has arrangements with Dayton Hudson Corp. (Target Stores) to form a solid distribution channel for its licensed products. While the products that the Company offers through Target Stores under the license stand on their own inherent qualities, the arrangement under the license affords the Company with an entree into the mass-market. The Company expects to begin to receive the benefits of this arrangement in 1999.


	Mergers and Acquisitions - To supplement the internal development of brands and its licensing efforts, the Company hopes to further augment its product offerings through the acquisition of related companies, product lines, and exclusive distribution rights.  While the Company has not yet consummated any transactions under this strategy, in February 1999 it negotiated a letter of intent with Logiblocs Ltd. for the exclusive distribution of its electronic building blocks called Logiblocs(tm).  Management expects to sign an agreement with the UK based company during the early part of the second quarter of 1999.
Additional mergers or acquisitions may further allow the Company to diversify its product offerings with new categories, niches, channels, and customers.
Finally, the Company hopes to broaden its Internet presence and expects to achieve the brand recognition and corporate identity that are critical for success.

	FORWARD-LOOKING STATEMENTS

	Forward-looking statements in this Form 10-KSB including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
 These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the Company's ability to successfully
(i) develop its brands and proprietary products through internal development, licensing and/or mergers and acquisitions, (ii) enter the mass market through its licensing agreement with Discovery Communications, Inc., (iii) finalize the terms of a distribution agreement with Logiblocs, Ltd. and (iv) develop its E-commerce strategy. Additional factors include, but are not limited to the following: the size and growth of the market for the Company's products; competition, pricing pressures, market acceptance of the Company's product, the effect of economic conditions, intellectual property rights and the outcome of competitive products; the results of financing efforts, risks in product development and other risks identified in this and the Company's other SEC reports.

	Results of Operations

	The Company derived and selected the following table of financial data from the financial statements which should be read in conjunction with the audited financial statements and related notes included elsewhere herein.

	Twelve (12) Months Ended December 31,
	1998	1997
	Net Sales                             $5,868,800    $5,864,300
	Gross Profit                           2,787,000     2,720,100
	Selling, General
	  & Administrative Expenses            2,775,800     2,490,200
	Income before tax provision              202,000       938,600*
	Net Income                               130,000       635,600
	Basic net income per share                  0.08          0.40
	Cash flow provided by
	  (used in) operations                    95,800      (698,300)

	(*) Includes pre-tax gain of $771,800


	As of December 31,
	                                        1998          1997
	Current Assets	                    2,438,000     2,977,400
	Total Assets                          5,016,300     5,325,900
	Current Liabilities                     372,300     1,020,200
	Long Term Liabilities                 1,229,800     1,091,000
	Stockholders' Equity                  3,414,200     3,214,700

	Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

	Net sales increased slightly to a new record $5,868,800 in 1998 from $5,864,300 in 1997. This represents the fifth straight improvement in annual sales. The increase comes as a result of management's efforts to grow its distribution channels and the growing strength of various proprietary lines and brands. Management particularly notes the replacement of "lost" sales due to the divestiture of certain product lines in the prior year.

	Gross profit grew to $2,787,000, up $66,900, from $2,720,100 in 1997.  As a percentage of sales, gross profit improved to 47.5% compared to 46.4% in the prior year.  Management credited the continued improvement as a result of the development of its proprietary brands.

	Selling, General and Administrative (SG&A) expenses were $2,775,800 and $2,490,200 in 1998 and 1997, respectively. The increase in SG&A expenses is due primarily to increased selling expenses, including marketing efforts, growth of the distribution channels, commissions to the growing network of toy reps, as well as added product development expenses and salaries.

	Interest expense related to current and long term debt was $75,000 and $91,100 in 1998 and 1997, respectively. The decrease is due primarily to the improvement in operating cash flow and a reduction in the interest rates on its short and long-term borrowings. (See "Liquidity and Capital Resources")

	Interest income was $149,700 and $24,600 in 1998 and 1997, respectively. The increase related primarily to interest earned on notes receivable obtained upon the divestiture of certain product lines.

	Other income and expense are netted for financial statement presentation. This amount has historically been insignificant and represented less than one-third-of-one-percent of net sales in each of the last two years. Other income in 1998 included non-compete and consulting income resulting from product line divestitures. During 1998 and 1997, the Company sold or otherwise disposed of certain assets, primarily associated with its snack food and certain silk screen product lines, resulting in gains of $97,100 and $771,800, respectively.

	Liquidity and Capital Resources

	As of December 31, 1998, current assets were $2,438,000 compared to current liabilities of $372,300 for a current ratio of approximately 6.5 to 1, representing a much stronger liquidity position over the prior year.  In fiscal
1997, the Company's current ratio was 2.9 to 1.

	The Company had cash flows provided by operations of $95,800 in 1998 compared to cash flows used in operations of $698,300 in 1997, a net change of $794,100. This change was due in part to collections on trade accounts receivable, as well as collections on notes receivable related to the gain recognized on the disposition of assets in the prior year. Accounts receivable decreased by $189,600 due in part to collection activities in the fourth quarter. Other Assets increased as a result of the purchase of molds and dies related to the Company's proprietary brands and advance licensing fees paid. Current liabilities decreased $647,900 due primarily to repayments of borrowings on the Company's revolving line of credit.

	In connection with the sale of assets during December 1997, the Company received notes aggregating $1,850,000. The notes bear interest at a rate approximating ten percent and provide for principal and interest payments of approximately $400,000 per year with the final payment due in March 2004. As collateral for the notes, the Company obtained liens on certain real estate, mortgage receivables, life insurance policies and other assets of the purchaser.
 As of December 31, 1998, the balance of the notes receivable was approximately $1,465,000.

	As of December 31, 1998, the Company's only long-term debt was a mortgage payable to a commercial bank of $748,100. The Mortgage is collateralized by real estate and improvements, bearing interest annually at 7.5% and amortized over twenty years, with ten years of monthly principal and interest payments, then a balloon payment of approximately $513,000. The Company obtained the loan in November 1998 and used the proceeds to repay the $600,000 convertible 9% promissory notes owed to related parties and provide additional permanent working capital. Other long term liabilities comprised of deferred revenue of $200,000, associated with a non-compete agreement, and deferred income taxes of $338,000, primarily associated with the gain, both in connection with the sale of certain food line assets.

	During the year ended December 31, 1998, the Company collected $69,500 of stock subscription receivables from related parties. In addition, the Company had stock subscription receivables of approximately $44,000 due from related parties at year-end.

	The Company maintains a revolving line of credit with a commercial bank collateralized by accounts receivable and inventory bearing an interest rate approximating the Prime lending rate. The borrowing limit as of December 31, 1998 was increased to $1,000,000, against which the Company had borrowed $99,900. The Company subsequently paid the line to zero and satisfied its resting covenant for the calendar year 1999.

	During 1998, the Company recorded normal depreciation and amortization of its fixed assets of approximately $84,000. In addition, the Company invested approximately $116,000 and $70,000 in the acquisition of new assets in 1998 and 1997, respectively.

	Shareholders' equity at December 31, 1998 increased by approximately $200,000 to $3,414,200 due to net income and the collection of stock subscriptions receivable.

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

	None.

ITEM 9.	DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL PERSONS:
 COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT:

			MANAGEMENT/BOARD OF DIRECTORS
   The executive officers and directors of the Company are as follows:

Name                  Age    Position

Ronald S. Kaplan 	    33     Chair of the Board of Directors, President,
                              Chief Executive Officer (1)

Richard Gordon, Jr.   69     Director, Chair of Nominating Committee (1) (2)

Ronald Tuchman        63     Director, Chair of Audit Committee (2)

Judith Kaplan         60     Director

Pablo Savetman        33     Vice President, Director of Sales

Delton G. de Armas    28     Chief Financial Officer, Secretary (2)

Robert Zumbahlen      42     Treasurer, Purchasing and Inventory Control Manager

(1) Member of the Nominating Committee
(2) Member of the Audit Committee

	Ronald S. Kaplan, Director since 1991, was appointed Chair of the Board on January 1, 1996. He was President ('93-present), Chief Executive Officer ('96-present), Chief Operating Officer ('93-present), and Executive Vice President ('91-'93) of the Company. He is the son of Judith Kaplan.

	Richard Gordon, Jr., Director since April 1996, is a former Apollo and Gemini Astronaut and has recently served both as director and officer with other publicly traded companies, including Executive Vice President of the National Football League's New Orleans Saints, Board Director of Scott Science and Technology, Inc., President/CEO of Astro Sciences Corporation, and President of Space Age America, Inc. Mr. Gordon chairs the Nominating Committee and holds a Bachelor of Science degree from the University of Washington and an Honorary Doctorate of Science from Niagara University.

	Ronald Tuchman , Director since August 1998, is a respected member of the toy industry with 30+ years of experience in all aspects of the toy business. Prior to joining the Company's Board, Mr. Tuchman most recently served as Chairman of the Board, Chief Executive Officer and a Director of Imaginarium, an "upscale" educational specialty toy store chain. In addition to other professional accomplishments, Tuchman was employed by Toys R Us for nearly 25 years, where he held several positions, including Senior VP, and is widely known within the Toy Industry as one of Toys-R-Us' founding fathers. Mr. Tuchman attended Roosevelt University in Chicago where he majored in advertising and marketing.

	Judith Kaplan, Company Founder and Director since 1980, served as Chair of the Board of Directors of the Company since its incorporation in 1980 until December 31, 1995. Ms. Kaplan was President ('80-'87), Secretary ('80-'97),
Chief Executive Officer ('80-'95), Chief Financial Officer ('80-'98) and
Treasurer ('80-'91) of the Company.  She is the mother of Ronald Kaplan.

	Pablo Savetman, Vice President, earned an Associate degree in Business Management from St. Johns University in New York. His experience previous to the Company focused on the sales and distribution of consumer products primarily in international markets and included his position as International Sales Manager for Cowboy Brothers Trading Corp from 1993 to 1994, and several years preceding as a sales manager for Juno Export Trading. Mr. Savetman joined the Company in April of 1994 and is currently the Company's Vice President of Sales.

	Delton G. de Armas, Chief Financial Officer and Secretary, is a graduate of the University of Central Florida in Orlando, Florida with Bachelor of Science degrees in Accounting and Finance.  Mr. de Armas joined the Company in September of 1995.  He was previously with the Certified Public Accounting firm of
Lovelace, Roby & Company, P.A.

	Robert Zumbahlen, Treasurer since 1991, is a graduate of Bentley College in
Waltham, Massachusetts (1979) with a Bachelor of Science in accounting.  Mr.
Zumbahlen joined the Company in 1984 and is currently the Company's Purchasing and Inventory Control Manager.

	Nominating Committee - Richard Gordon, Chair; Ronald S. Kaplan

	Audit Committee - Ronald Tuchman, Chair; Richard Gordon; Delton G. de Armas

	PART III

ITEM 10.	EXECUTIVE  COMPENSATION:

	The following table sets forth the aggregate compensation paid to Ronald S.
Kaplan (the "Named Executive Officer") by the Company.  None of the other executive officers of the Company were paid a total annual salary and bonuses of
$100,000 or more.  Except as set forth in the table below, no bonuses or other compensation was paid during the 1998, 1997, or 1996 fiscal years.

            Summary Compensation Table
               Long Term Compensation


                                                     Other
Name and                    Annual                   Restricted
Principal                   Salary       Bonus       Compensation
Position        Year          ($)         ($)         ($)(1)
Ronald Kaplan   1998        $100,000     $35,000     $6,000
CEO             1997         $75,000         -       $6,000
                1996         $73,370         -       $6,000
__________________________
(1)Includes value of use of automobile, vacation pay, sick pay.


	Ron Kaplan was promoted to Chief Executive Officer and Chairman of the Board of Directors as of January 1, 1996 and continues to serve as President of the Company. Mr. Kaplan's annual salary is $100,000 plus the use of an automobile.

	Option Grants in Last Fiscal Year

	The Company did not grant any options to the Named Executive during the fiscal year ended December 31, 1998.

Aggregated Option Exercises and Year End Option Values in Last Fiscal Year

	The following table sets forth the aggregate of options exercised in the year ended December 31, 1998 and the value of options held at December 31, 1998.
 The Named Executive did not exercise any options during fiscal 1998.

Option Exercises/Option Values


                                                  Number of Securities         Value of Unexercised
                   Shares                         Underlying Unexercised      In-the-money Options
                  Acquired on      Value          Options at Fiscal Year End  At Fiscal Year End
Name	         Exercise (#)    Realized ($)    Exercisable/Unexercisable	 Exercisable/Unexercisable
Ronald S. Kaplan	       -                -            343,000/0              $1,067,111/0 (1)

(1) The dollar value was calculated by determining the difference between the fair market value at fiscal year-end of the Common Stock underlying the options and the exercise prices of the options. The last sale price of a share of the Company's Common Stock on December 31, 1998 as reported by Nasdaq was $4.50.

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

	Director Compensation

	Directors who are full-time employees of the Company receive no additional compensation for services rendered as members of the Company's Board or any committee thereof. Directors who are not full-time employees of the Company receive $2,500 per year, $500 for each Board meeting attended in person, and $250 for each Company Board meeting attended telephonically. In addition, from time to time the Company may grant incentive stock options with an exercise price greater than the market value of the underlying stock to the directors for services rendered while serving on the Board.

	Employee Stock Ownership Plan

	On April 23, 1984, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP qualifies for special tax benefits under the Internal Revenue Code. Under the ESOP, the Company, at the discretion of its Board of Directors, may make an annual contribution to a trust that purchases the Company's stock from the Company for the benefit of the Company's employees who have completed at least 1,000 hours of work during the fiscal year. Employer contributions under the ESOP are allocated to each employee's account on a pro-rata basis according to the total compensation paid to, and the number of years of service by, all eligible employees. An employee becomes 100% vested in the ESOP following 5 years of plan eligibility. As of December 31, 1998, there were 24,077 shares of Common Stock held by the Company's ESOP trust.

	401(k) Plan

	Effective October 3, 1986, the Company adopted a Voluntary 401(k) Plan. All employees are eligible for the plan. Employees who have worked for the Company 18 months are currently eligible for a 34% match of their subsequent contributions. Benefits are determined annually. The lowest 66% of paid employees may contribute the lesser of 15% of their salary or the applicable maximum allowed by the Internal Revenue Code. The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% of the average contribution of the lowest 66% of paid employees to the applicable maximum allowed by the Internal Revenue Code. Employer contributions vest within three months and all contributions are held in individual employee accounts with an outside financial institution.

	Stock Option Plan

	To increase the officers', key employees' and consultants' interest in the Company and to align more closely their interests with the interests of the Company's shareholders, the Board of Directors, adopted a stock option plan called the "1996 Stock Option Plan" (the "Plan") on May 28, 1996. The Plan was subsequently ratified by a majority vote of the Company's shareholders. The
Board of Directors determined that the Plan will work and believes that the Plan is in the Company's best interests.

	Under the Plan, the Company has reserved an aggregate of 900,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). Plan Options are either options qualifying as incentive stock options ("Incentive Options") or options that do not qualify ("Non-Qualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee but shall in no event be less than 75% of the fair market value of the underlying shares on the date of the grant. As of December 31, 1998, there were 634,000 Incentive
Options existing under the plan.  No Non-Qualified Options have been issued.

ITEM 11.	SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT:

	The following table sets forth information with respect to the number of shares of Common Stock beneficially owned by (i) each director of the Company,
(ii) the executive officer named in the Summary Compensation Table, (iii) all directors and officers as a group and (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company's common stock as of March 26, 1999. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 344 Cypress Road, Ocala, Florida 34472-3108. As of March 26, 1999, there were issued and outstanding 1,624,900 shares of Common Stock.

Table of Beneficial Ownership

			   Amount and
			   Nature of
	Name and	    Title      Beneficial     Percent
	Address	   of Class	   Ownership      of Class
Ronald S. Kaplan	    Common      1,193,127 1    42.7%

Judith Kaplan        Common      1,022,164 2    52.7%

Warren Kaplan        Common      1,022,164 3    52.7%

Ronald Tuchman       Common         60,000 4     3.6%

Richard Gordon, Jr.  Common         20,000 5     1.2%

All Directors and
 Officers as a Group
 (8 persons,
 Directors and 5%
 owners shown above) Common      2,423,471 6    73.2%
___________________
1	Includes immediately exercisable options to purchase 243,000 shares at $1.38 per share and 100,000 shares at $3.50 per share.  Also includes immediately exercisable warrants to purchase approximately 829,000 shares of Common Stock at
$0.579.

2	Includes 24,077 shares held as Trustee of the Company's Employee Stock
Ownership Plan Trust and immediately exercisable options to purchase 58,000 shares at $1.38 per share and 100,000 shares at $3.50 per share.  Also includes
338,875 shares held by her husband, and of which Ms. Kaplan disclaims beneficial ownership.

3	Includes immediately exercisable options to purchase 58,000 share at $1.38 per share and 100,000 shares at $3.50 per share.  Also includes 24,077 shares held as Trustee of the Company's Employee Stock Ownership Plan Trust and 343,212
shares owned by his wife, and of which Mr. Kaplan disclaims beneficial ownership.

4	Includes immediately exercisable options to purchase 60,000 shares at $3.50 per share.

5	Includes immediately exercisable options to purchase 20,000 shares at $3.50 per share.

6	The 1,022,164 shares of Common Stock owned by Judith Kaplan and Warren
Kaplan referred to in footnotes 2 and 3 are counted only once in calculating the total in order to avoid a misleading total.

ITEM 12.	CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS:

	As of December 31, 1997, the Company owed $600,000 to Ronald S. Kaplan and Elissa Kaplan in the amounts of $480,000 and $120,000, respectively, on five-year convertible promissory notes. These notes bore interest at 9% per annum, payable monthly, and were convertible into an aggregate of approximately
1,036,300 shares of the Company's Common Stock. During 1998, Ronald S. Kaplan and Elissa Kaplan redeemed the conversion features of their notes in exchange for warrants exercisable for shares of the Company's Common Stock under substantially the same terms. The exchange, therefore, did not have a dilutive effect. Once alternative financing was arranged with a financial institution, the previous notes payable were repaid with proceeds from the mortgage payable.
 Accordingly, there are no notes payable to related parties as of December 31, 1998.

	In connection with stock options exercised during the year, there were stock subscriptions receivable from related parties of $43,700 as of December 31, 1998, of which $25,000 was collected early in the first quarter of 1999.

	PART IV

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

			Report of Independent Certified Public Accountants

			Balance Sheet - December 31, 1998

			Statements of Income - Years ended December 31, 1998 and 1997

			Statements of Changes in Stockholders' Equity - Years ended
                    December 31, 1998 and 1997

			Statements of Cash Flows - Years ended December 31, 1998 and 1997

			Notes to Financial Statements - Years ended December 31, 1998 and
1997

	2.	Financial Statement Schedules

	None.

	3.	Exhibits

	Exhibit No.
	(3)		Articles of Incorporation and By-Laws

		(a)	Articles of Incorporation and By-Laws incorporated by reference to an Exhibit to Form 10-K filed April 12, 1988
		(b)	Amended Articles of Incorporation and By-Laws incorporated by reference to an Exhibit to Definitive Proxy Statement filed May 22, 1998.

	(10)		Material Contracts

		(a)	Employee Stock Ownership Plan incorporated by reference to an
       Exhibit to the Company's Registration Statement on Form S-18,
        dated April 23, 1984, at pages 154-208
		(b)	Incentive Stock Option Plan incorporated by reference to an
       Exhibit to the Company's Registration Statement on Form S-18 dated
       September 25, 1984, at pages 210-220
		(c)	401(k) Plan dated October 3, 1986, incorporated by reference to an
       Exhibit to Form 10-K filed August 15, 1987

		(d)	Amendment to Employee Stock Ownership Plan dated February 8, 1988, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989
		(e)	Amendment to Employee Stock Ownership Plan dated March 10, 1989, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989
		(f)	Asset Purchase Agreement between the Company and American Outdoor
       Products, Inc. dated December 31, 1997 incorporated by reference to
       Exhibit 2.1 in the Company's Current Report on Form 8-K filed
       February 26, 1998.

	(11)		Statement re: computation of per share earnings (filed herewith)

	(27)		Financial data schedule (filed herewith)

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							ACTION  PRODUCTS  INTERNATIONAL,  INC.
							a Florida corporation


Date: March 30, 1999      	By:	/s/ Ronald S. Kaplan
						Ronald S. Kaplan,             Chairman of the Board, Chief
                                    Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date


/s/ Ronald S. Kaplan		        Chairman of the Board/	            March 30, 1999
Ronald S. Kaplan               President/Chief Executive
                               Officer/ Director


/s/ Delton G. de Armas        Chief Financial Officer/           March 30, 1999
 Delton G. de Armas            Secretary