Form 10QSB
period 1999-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 1999-05-17
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                          Commission File Number
                                                   Registration Number 2-93512-A



                       ACTION PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




                 Florida                                    59-2095427
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

390 N. Orange Ave., Suite 2185, Orlando, Florida                        32801
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (407) 481-8007


Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES  [ X ]          NO   [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.


                 Class                       Outstanding at March 31, 1999
      Common Stock, $.001 par value                   1,624,900



                                                                    Page 2 of 9
                                    I N D E X

   PART I.      FINANCIAL INFORMATION                                                        Page
                                                                                            Number

   Item 1.      Financial Statements

                Condensed balance sheets - March 31, 1999
                    and December 31, 1998 (unaudited)                                         3

                Condensed statements of income and changes in
                    retained earnings  - Three months ended
                    March 31, 1999 and 1998 (unaudited)                                       4

                Condensed statements of cash flows - Three months
                    ended March 31, 1999 and 1998 (unaudited)                                 5

                Notes to condensed financial statements                                       6

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                 7


                SIGNATURE PAGE                                                                9




                                                                 Page 3 of 9

                                     ACTION PRODUCTS INTERNATIONAL, INC.
                                           CONDENSED BALANCE SHEETS
                                 ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 (UNAUDITED)

                                                       March 31, 1999        December 31, 1998
Current assets:
  Cash and cash equivalents                                  $ 350,000                $ 339,900
  Accounts receivable, net of allowance of
    $25,500  at March 31, 1999 and
    December 31, 1998                                          752,900                  530,400
  Notes Receivable                                             339,600                  339,600
  Inventories, net                                           1,231,800                1,091,000
  Prepaid expenses                                             169,200                  100,100
  Income taxes refundable                                       37,000                   37,000
                                                     -------------------  -----------------------

    Total Current Assets                                     2,880,500                2,438,000

Property, plant and equipment, net of
  accumulated depreciation of $826,300 at
  March 31, 1999 and $802,500 at
  December 31, 1998                                            972,600                  956,100
Notes Receivable                                               993,900                1,161,500
Other assets                                                   472,700                  460,700
                                                     -------------------  -----------------------

    TOTAL ASSETS                                             5,319,700                5,016,300
                                                     ===================  =======================

Current liabilities:
 Accounts payable & accrued expenses                           211,300                  191,100
 Deferred Revenue                                               25,000                   25,000
 Current portion of mortgage payable                            56,300                   56,300
 Borrowings under line of credit                               395,900                   99,900
                                                     -------------------  -----------------------

    Total Current Liabilities                                  688,500                  372,300

Long term liabilities:
  Mortgage payable                                             687,600                  691,800
  Deferred Revenue                                             193,800                  200,000
  Deferred Income Taxes                                        338,000                  338,000

Shareholder's equity:
Common stock $.001 par value authorized
  15,000,000; 1,624,900 issued and
  outstanding at March 31,1999 and
  December 31, 1998                                              1,600                    1,600
Additional paid-in capital                                   3,008,300                3,008,300
Retained Earnings                                              420,600                  448,000
Stock Subscriptions Receivable                                 (18,700)                 (43,700)
                                                     -------------------  -----------------------

     Total Shareholders' Equity                              3,411,800                3,414,200
                                                     -------------------  -----------------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                      $ 5,319,700              $ 5,016,300
                                                     ===================  =======================

                             See Accompanying Notes

                                     ACTION PRODUCTS INTERNATIONAL, INC.
                                  CONDENSED STATEMENTS OF INCOME AND CHANGES
                                             IN RETAINED EARNINGS
                                                 (UNAUDITED)


                                                                           Three months ended March 31,
                                                                  ------------------------------------------------
                                                                           1999                        1998
                                                                  -----------------------        -----------------

Net sales                                                                   $ 1,186,900              $ 1,253,700
Cost of sales                                                                   566,200                  648,200
                                                                  -----------------------        -----------------

Gross profit                                                                    620,700                  605,500

Selling, general &
 administrative expenses                                                        673,000                  560,900

Other (expenses) income
   Other                                                                         40,400                   11,500
   Interest expense                                                             (15,500)                 (16,000)
                                                                  -----------------------        -----------------
Total                                                                            24,900                   (4,500)

Income (loss) before income taxes                                              (27,400)                   40,100

Provision for income taxes                                                         -                        -
                                                                  -----------------------        -----------------

Net income (loss)                                                             $ (27,400)                $ 40,100
                                                                  -----------------------        -----------------

Beginning retained earnings                                                     448,000                  318,000
                                                                  -----------------------        -----------------

Ending retained earnings                                                       $ 420,600               $ 358,100
                                                                  =======================        =================

Net income (loss) per share
  Basic                                                                        $  (0.02)                 $  0.02
  Diluted                                                                      $  (0.02)                 $  0.02
                                                                  =======================        =================

Weighted average number
 of common shares outstanding
  Basic                                                                       1,624,900                1,624,900
                                                                  =======================        =================
  Diluted                                                                     1,624,900                2,833,400
                                                                  =======================        =================






                             See Accompanying Notes




                                                                    Page 5 of 9

                                     ACTION PRODUCTS INTERNATIONAL, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)




                                                                   Three months ended March 31,
                                                                -----------------------------------
                                                                     1999               1998
                                                                ---------------   -----------------
Cash flows from operating activities:
          Net income (loss)                                         $ (27,400)           $ 40,100
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:

        Depreciation and amortization                                  65,700              35,400

Changes in assets and liabilities:
        Current assets, other than
            cash and cash equivalents                                (264,800)              8,400

        Other assets                                                  (53,900)            (10,600)

        Current liabilities and deferred taxes                         14,000             (95,100)
                                                                ---------------   -----------------

  Net cash used in operating activities                              (266,400)            (21,800)
                                                                ===============   =================

  Net cash used in investing activities                               (40,300)            (12,200)
                                                                ===============   =================

  Net cash provided by financing activities                           316,800            (386,700)
                                                                ===============   =================

  Net decrease in cash and cash equivalents                            10,100            (420,700)

Cash and cash equivalents at beginning of period                      339,900             537,800
                                                                ---------------   -----------------

Cash and cash equivalents at end of period                          $ 350,000           $ 117,100
                                                                ===============   =================

Supplemental disclosures - cash paid for
      Interest                                                       $ 15,500            $ 16,000
      Taxes                                                         $  10,000           $ 125,000





                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Condensed financial statements
In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at March 31, 1999 and the results of its operations and cash flows for the first quarter ending March 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

2.  Year 2000
The Year 2000 issue is the result of shortcomings in electronic data processing systems and other electronic equipment that may adversely affect business operations.

The Company's management is making efforts to determine the possible effects of Year 2000 issues on its operations. Management will also attempt to determine if its significant customers, vendors and other third parties upon which it relies have addressed or will be able to address any affected systems on a timely basis. Management does not expect the potential disruption from Year 2000 issues to have a material effect on the Company's business operations, but the outcome remains uncertain. The accompanying financial statements contain no provision or adjustments related to the ultimate outcome of this uncertainty.

3.  Earnings per share
Common stock equivalents were not included in the presentation of diluted earnings per share for the period ending March 31, 1999, as their effect would have been anti-dilutive.

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Forward-looking Statements:
Any statements that are not historical facts contained in this discussion are forward looking statements. It is possible that the assumptions made by management for purposes of such statements may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements may involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, and intellectual property rights and the outcome of competitive products, risks in product development, the results of financing efforts, the ability to complete transactions, and other risks identified in this and the Company's other Securities and Exchange Commission filings.

Results of Operations:
Revenues decreased to $1,186,900 during the first quarter ended March 31, 1999 from $1,253,700 in 1998. Management attributes the slight downturn in net sales primarily to declines in museum market as a whole. The Company continues to diversify its distribution channels and reduce its dependence on any one market. This strategy allowed the Company to avoid a greater detriment as a result of reduced museum industry traffic. The dip in the Company's museum business was nearly twice the overall downturn, implying strong sales gains within the prioritized distribution channels. Improvements to the sales systems have eased diversification into new markets, particularly the Company's increasing penetration into the specialty toy market.

In addition to sales growth generated within certain target markets, Management credits its proprietary brands with generating improved margins. Gross margins continued an upward trend with a substantial increase to 52.3% from 48.3% for the same period in 1998, surging the Company's gross margins to over 50% for the first time in its history. Selling, General & Administrative Expenses increased to $673,000 primarily as a result of ramped up promotional efforts furthering the Company's brand development, including advertising and public relations, certain marketing and product development expenses, and advance licensing fees related to its Discovery Channel(R) product line. The Company also incurred certain expenses related to the opening of its new Orlando headquarters. Management's efforts offset many of these increases by reducing costs in some general areas such as staff costs, outside labor, bank charges, subscriptions and dues, and other general and administrative expenses.

Financial Condition, Liquidity and Capital Resources:
As of March 31, 1999, current assets were $2,880,500 compared to current liabilities of $688,500 resulting in a current ratio of better than 4:1. Total assets increased to $5,319,700 from $5,016,300 at December 31, 1998. Current liabilities increased $316,200 due primarily to seasonal borrowings on the Company's line of credit. Current assets increased $442,500 due to primarily to increases in accounts receivable and inventories.

                                                                     Page 8 of 9
ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)


Accounts receivable and inventories were $752,900 and $1,231,800, respectively, at March 31, 1999, compared to $530,400 and $1,091,000, respectively, at December 31, 1998. The increases are as a result of the Company's normal business cycle.

Cash and cash equivalents were up by $10,100, as a net result of borrowings on the Company's line of credit to position the Company for its peak period. Property, plant and equipment, net of depreciation, increased by $16,500, primarily related to leasehold improvements associated with the new Orlando headquarters. Other assets were up $12,000.

Accounts payable and accrued expenses increased $20,200 to $211,300 at March 31, 1999 from $191,100 at December 31, 1998 due primarily to the timing of purchases and payments. Net borrowings under the line of credit increased to $395,900 at March 31, 1999 from $99,900 at December 31, 1998 as a result of routine seasonal inventory purchases.

Cash used in operations was $266,400 for the three months ended March 31, 1999, as compared to $21,800 for the comparable period in 1998, due primarily to sales on credit and fortification of inventory levels in anticipation of the upcoming seasonal spike in business.

Shareholders' equity at March 31, 1999 decreased by $2,400 as a combined result of the net loss and collections of stock subscriptions receivable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Action Products International, Inc.




                     Date:   May 14,1999      By: /s/ Delton G. de Armas
                             -----------          ------------------------
                                                  Delton G. de Armas
                                                  Chief Financial Officer