Form 10QSB
period 1999-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1999-08-12
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999                          Commission File Number
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

                               YES  [X]           NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

                 Class                        Outstanding at June 30, 1999
      Common Stock, $.001 par value                     1,619,400


                                                                                                                         Page 2 of 9
                                    I N D E X

   PART I.      FINANCIAL INFORMATION                                                        Page
                                                                                            Number
   Item 1.      Financial Statements
                Condensed balance sheets - June 30, 1999
                    and December 31, 1998 (unaudited)                                         3

                Condensed statements of operations and changes
                    in Retained Earnings - Three and six months ended
                    June 30, 1999 and 1998 (unaudited)                                        4

                Condensed statements of cash flows - Three and six
                    months ended June 30, 1999 and 1998 (unaudited)                           5

                Notes to condensed financial statements                                       6

   Item 2       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                 7


                SIGNATURE PAGE                                                                9



                                                                                                                         Page 3 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                    June 30, 1999          December 31, 1998

Current assets:
  Cash and cash equivalents                               $ 131,100                 $ 339,900
  Accounts receivable, net of allowance of
    $25,500  at  June 30, 1999 and
    December 31, 1998                                     1,231,300                   530,400
  Notes Receivable                                          309,600                   339,600
  Inventories, net                                        1,358,000                 1,091,000
  Prepaid expenses                                          209,300                   100,100
  Income taxes refundable                                    37,000                    37,000
                                                 ------------------      --------------------

    Total Current Assets                                  3,276,300                 2,438,000

Property, plant and equipment, net of
  accumulated depreciation of $851,300 at
  June 30, 1999 and $802,500 at
  December 31, 1998                                         970,600                   956,100
Notes Receivable                                            757,500                 1,161,500
Other assets                                                503,900                   460,700
                                                 ------------------      --------------------


    TOTAL ASSETS                                          5,508,300                 5,016,300
                                                 ==================      ====================


Current liabilities:
 Accounts payable & accrued expenses                        183,800                   191,100
 Deferred Revenue                                            25,000                    25,000
 Current portion of mortgage payable                         56,300                    56,300
 Borrowings under line of credit                            426,000                    99,900
                                                 ------------------      --------------------


    Total Current Liabilities                               691,100                   372,300

Long term liabilities:
  Mortgage payable                                          683,500                   691,800
  Deferred Revenue                                          193,800                   200,000
  Deferred Income Taxes                                     338,000                   338,000

Shareholder's equity:
Common stock $.001 par value authorized
  15,000,000; 1,624,900 issued and
  outstanding at June 30,1999 and
  December 31, 1998                                           1,600                     1,600
Additional paid-in capital                                3,008,300                 3,008,300
Retained Earnings                                           610,700                   448,000
Stock Subscriptions Receivable                              (18,700)                  (43,700)
                                                 ------------------      --------------------


     Total Shareholders' Equity                           3,601,900                 3,414,200
                                                 ------------------      --------------------


TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                   $ 5,508,300               $ 5,016,300
                                                 ==================      ====================

                             See Accompanying Notes

                                                                                                                         Page 4 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)

                                                        Three months ended June 30          Six months ended June 30
                                                      --------------------------------  ---------------------------------
                                                           1999            1998               1999            1998
                                                      --------------------------------  ---------------------------------
Net Sales                                                 $1,855,200      $1,827,800         $3,042,100      $3,081,500
                                                                                                     00
Cost of Sales                                                909,600         935,600          1,475,800       1,583,800
                                                      ------------------------------    -------------------------------

Gross Profit                                                 945,600         892,200          1,566,300       1,497,700

Selling, General &
 Administrative Expenses                                     779,300         706,500          1,452,300       1,267,400

Other (expenses) income
   Other                                                      46,900          70,400             87,300          81,900
   Interest expense                                          (23,100)        (13,000)           (38,600)        (29,000)
                                                      ------------------------------    -------------------------------
Total                                                         23,800          57,400             48,700          52,900

Income before income taxes                                   190,100         243,100            162,700         283,200

Provision for income taxes                                         -               -                  -               -
                                                      ------------------------------    -------------------------------

Net Income                                                   190,100         243,100            162,700         283,200
                                                      ------------------------------    -------------------------------

Beginning retained earnings (accumulated deficit)            420,600         358,100            448,000         318,000
                                                      ------------------------------    -------------------------------

Ending retained earnings (accumulated deficit)               610,700        $601,200           $610,700        $601,200
                                                      ==============================    ===============================


Net Income per share

  Basic                                                      $  0.12         $  0.15            $  0.10         $  0.17

                                                      ==============================    ===============================
  Diluted                                                    $  0.07         $  0.09            $  0.06         $  0.10
                                                      ==============================    ===============================

Weighted average number of
 common shares outstanding

  Basic                                                    1,619,500       1,624,900          1,622,200       1,624,900
                                                      ==============================    ===============================
  Diluted                                                  2,578,400       2,842,900          2,662,900       2,838,300
                                                      ==============================    ===============================

                             See Accompanying Notes

                                                                                                                         Page 5 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three months ended June 30             Six months ended June 30
                                                     ------------------------------------  -----------------------------------
                                                           1999              1998                 1999             1998
                                                     ------------------------------------  -----------------------------------
Cash flows from operating activities:
          Net income                                         $190,100          $243,100             $162,700        $283,200
Adjustments to reconcile net income

   to net cash used in operating activities
        Depreciation and amortization                          30,700            48,300               96,400          69,300

Change in assets and liabilities:
        Increase in current assets other
            than cash and cash equivalents                   (378,300)         (603,900)            (643,100)       (595,400)


        Increase (decrease) in current liabilities            (27,500)          278,800              (13,500)        183,700

        Decrease (increase) in other assets                   (36,900)          (39,100)             (90,800)        (35,300)
                                                     ----------------------------------    ---------------------------------

Net cash used in operating activities                        (221,900)         ($72,800)            (488,300)       ($94,500)
                                                     ==================================    =================================

Net cash used in investing activities                         (23,000)         ($11,700)             (63,300)       ($23,900)
                                                     ==================================    =================================

Cash flows from financing activities:
     Proceeds from borrowings
        on line of credit                                      30,000           131,000              326,100         255,800

     Results of other financing activities                     (4,000)                -               16,700               -
                                                     ----------------------------------    ---------------------------------


  Net cash provided by (used in) fin. Activities               26,000          $131,000              342,800       ($255,800)

                                                     ==================================    =================================


  Net increase (decrease) in cash and cash equiv.            (218,900)          $46,500             (208,800)      ($374,200)


Cash and cash equivalents at start of period                  350,000          $117,100              339,900        $537,800
                                                     ----------------------------------    ---------------------------------

Cash and cash equivalents at end of period                   $131,100          $163,600             $131,100        $163,600
                                                     ==================================    =================================

Supplemental disclosures - cash paid for
      Interest                                              $  23,100          $ 13,000            $  38,600       $  29,000
      Taxes                                                 $   4,800          $      -            $  14,800        $125,000


                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Condensed financial statements
In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at June 30, 1999 and the results of its operations and cash flows for the second quarter ending June 30, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Three months ended June 30, 1999
During the second quarter ended June 30, 1999 revenue again increased to a new quarterly record of $1,855,200 in 1999 from the previous quarterly record of $1,827,800 achieved in 1998. Net income for the second quarter 1999 was $190,100 compared to $243,100 for the 1998 comparable period. Increased sales coupled with continued improvement in gross profit margins have sustained the growth of expenditures associated with the development of the Company's proprietary brands and product lines.

Gross profit increased $53,400 to $945,600 from $892,200. As a percent of sales, gross profit was up more than two percentage points to 51.0% from 48.8% for the 1998 comparable period. Management attributes this continued improvement to brand development and demand for its brands and product lines within its target markets. Selling, General & Administrative expenses increased $72,800. Management attributes the increase in expenses to certain sales and marketing expenditures, product development costs, activities related to acquisitions and corporate development, and costs associated with the opening and management of the Company's new Orlando headquarters. Other income decreased $33,600 due to gains on the disposal of assets recognized in the prior year and an increase in interest expense associated with the Company's short term seasonal borrowings.

Six months ended June 30, 1999
During the six months ended June 30, 1999 revenues were $3,042,100 in 1999 from $3,081,500 in 1998 due primarily to sales shortfalls in the first quarter. The downturn in sales for the six-month period is also indicative of the shift in the Company's seasonal period towards the latter part of the year. Management anticipates that its concentration and focus as a toy company will continue to align its seasonality with that traditional of the toy industry.

Gross profit for the six months ended increased $68,600 to $1,566,300 from $1,497,700. As a percentage of sales, gross profit was up nearly three more points to 51.5% from 48.6% for the 1998 comparable period. Selling, General & Administrative Expenses for the six months ended increased 184,900, a substantial portion of which were incurred in the first three months. As previously discussed, management attributes the increase in expenses to certain sales and marketing expenditures, product development costs, activities related to acquisitions and corporate development, and costs associated with the opening and management of the Company's new Orlando headquarters

Financial Condition, Liquidity and Capital Resources:
As of June 30, 1999, current assets were $3,276,300 compared to current liabilities of $691,100 for a current ratio of almost 5:1 compared to 3:1 at the same point in time last year. At June 30, 1999, working capital improved by $519,500 compared to December 31, 1998.

The peak period of the Company's business cycle has historically been March through August, though gradually changing due to the Company's penetration into the specialty toy market. As expected, accounts receivable and inventories increased cyclically to $1,231,300 and $1,358,000, respectively, at June 30, 1999 compared to $530,400 and $1,091,000 at December 31, 1998, respectively. Total current assets increased by $838,300 and total assets increased by $492,000, while current liabilities increased by $318,800, due primarily to short term borrowings on the Company's line of credit.

Other changes in balance sheet from December 31, 1997 included the following:
Property, plant and equipment, net of depreciation, increased by $14,500 from December 31, 1998 as a result of furniture and fixtures additions and normal depreciation. Other assets increased from December 31, 1998, primarily due to deferrals of product development, dies, molds, designs and prepaid expenses related to new products and packaging. Accounts payable and accrued expenses decreased slightly to $183,800 at June 30, 1999 from $191,100 at December 31, 1998 due primarily to the seasonal nature of the purchases and the timing of inventory receipts.

Cash and cash equivalents were down $208,800 from December 31, 1998 and $218,900 from March 31, 1999. Cash flow used in operating activities was $221,900 for the three months ended June 30, 1999 as compared to cash flow used in operating activities of $72,800 for the comparable period June 30, 1998. This is due primarily to shifts in receivables and inventory related to the beginning of the Company's seasonal push. Cash flow used in operating activities for the six months ended June 30, 1999 was $488,300 as compared to cash flow used in operating activities of $94,500 for the comparable period June 30, 1998. The decrease in cash flow is due primarily to the decrease in net income and a decrease in current liabilities compared to the comparable period in 1998.

Shareholders' equity at June 30, 1998 increased during the six months then ended by $187,700 to $3,601,900 as a result of earnings and the collection of stock subscriptions receivable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Action Products International, Inc.


                     Date:   August 11, 1999         By:/s/ Delton G. de Armas
                             ----------------           ------------------------
                                                         Delton G. de Armas
                                                         Chief Financial Officer