Form 10QSB
period 1999-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 1999-11-12
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999                    Commission File Number
                                                 Registration Number 2-93512-A




                       ACTION PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




                 Florida                               59-2095427
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

390 N. Orange Avenue, Suite 2185, Orlando, FL              32801
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (407) 481-8007


Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES   [X]             NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.


                 Class                     Outstanding at September 30, 1999
      Common Stock, $.001 par value                    1,694,400


                                                                                                               Page 2 of 9
                                    I N D E X

   PART I.      FINANCIAL INFORMATION                                                        Page
                                                                                            Number
   Item 1.      Financial Statements

                Condensed Balance Sheets - September 30, 1999
                    and December 31, 1998 (unaudited)                                         3

                Condensed Statements of Operations and Changes
                    in Retained Earnings - Three and nine months ended
                    September 30, 1999 and 1998 (unaudited)                                   4

                Condensed Statements of Cash Flows - Three and nine months
                    ended September 30, 1999 and 1998 (unaudited)                             5

                Notes to condensed financial statements                                       6

   Item 2       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                 7


                SIGNATURE PAGE                                                                9




                                                                                                               Page 3 of 9
                                        ACTION PRODUCTS INTERNATIONAL, INC.
                                             CONDENSED BALANCE SHEETS
                                                    (UNAUDITED)

                                                       September 30, 1999          December 31, 1998

Current assets:
  Cash and cash equivalents                                     $ 262,800                  $ 339,900
  Accounts receivable, net of allowance of
    $25,500 at September 30, 1999 and
    December 31, 1998                                           1,097,900                    530,400
  Notes Receivable                                                765,500                    339,600
  Inventories                                                   1,276,200                  1,091,000
  Prepaid expenses                                                178,900                    100,100
  Income taxes refundable                                          37,000                     37,000
                                                              -----------               ------------

    Total Current Assets                                        3,618,300                  2,438,000

Property, plant and equipment, net of
  Accumulated depreciation of $746,100 at
  September 30, 1999 and $802,500 at
  December 31, 1998                                               965,700                    956,100
Notes receivable                                                        -                  1,161,500

Other assets                                                      576,600                    460,700
                                                              -----------               ------------

    TOTAL ASSETS                                               $5,160,600                 $5,016,300
                                                              ===========               ============

Current liabilities:
 Accounts payable & accrued expenses                            $ 169,400                  $ 191,100
 Deferred revenue                                                  25,000                     25,000
 Current portion of mortgage payable                               56,300                     56,300
 Borrowings under line of credit                                  402,000                     99,900
                                                              -----------               ------------

    Total Current Liabilities                                     652,700                    372,300

Long term liabilities:
  Deferred income taxes                                           278,000                    338,000
  Deferred revenue                                                193,800                    200,000
  Mortgage payable                                                679,400                    691,800

Commitments and contingencies

Shareholders' equity:  Common stock $.001
 par value authorized 15,000,000; 1,694,400
 issued and outstanding at September 30,1999
 and December 31, 1998                                              1,700                      1,600
Capital in excess of par value                                  3,112,400                  3,008,300
Stock subscriptions receivable                                   (103,400)                   (43,700)
Retained earnings                                                 346,000                    448,000
                                                              -----------               ------------

     Total Shareholders' Equity                                 3,356,700                  3,414,200
                                                              -----------               ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                         $ 5,160,600                $ 5,016,300
                                                              ===========               ============

                             See Accompanying Notes

                                                                                                               Page 4 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)

                                                       Three months ended September 30  Nine months ended September 30

                                                       -------------------------------  ------------------------------
                                                             1999           1998              1999            1998
                                                       --------------- ---------------  ---------------- -------------
Net Sales                                                $ 1,402,600    $ 1,764,800        $4,444,700    $ 4,846,300
Cost of Sales                                                846,600        940,500         2,322,400      2,524,300
                                                       -------------   ------------      ------------   ------------

Gross Profit                                                 556,000        824,300         2,122,300      2,322,000

Selling, General &
 Administrative Expenses                                     879,500        760,500         2,331,800      2,027,900

Other (expenses) income
   Other                                                      23,900        119,000           111,200        200,900
   Interest expense                                          (25,100)       (26,400)          (63,700)       (55,400)
                                                       -------------   ------------      ------------   ------------
Total                                                         (1,200)        92,600            47,500        145,500

Income (loss) before income taxes                           (324,700)       156,400          (162,000)       439,600
Provision (benefit) for income taxes                         (60,000)             -           (60,000)             -
                                                       -------------   ------------      ------------   ------------

Net Income (loss)                                           (264,700)       156,400          (102,000)       439,600

Beginning retained earnings                                  610,700        601,200           448,000        318,000
                                                       -------------   ------------      ------------   ------------

Ending retained earnings                                   $ 346,000   $    757,600          $346,000     $  757,600
                                                       =============   ============      ============   ============



Net Income (loss) per share
  Basic                                                       ($0.16)         $0.10            ($0.06)         $0.27
                                                       =============   ============      ============   ============
  Diluted                                                     ($0.16)         $0.06            ($0.06)         $0.16
                                                       =============   ============      ============   ============

Weighted average number
 of common shares outstanding
  Basic                                                    1,693,600      1,624,900         1,693,600      1,624,900
                                                       =============   ============      ============   ============
  Diluted                                                  2,584,200      2,807,200         2,584,200      2,828,700
                                                       =============   ============      ============   ============

                             See Accompanying Notes


                                                                                                               Page 5 of 9
                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three months ended September 30       Nine months ended September 30
                                                     ------------------------------------  -----------------------------------
                                                           1999              1998                 1999             1998
                                                     ------------------------------------  -----------------------------------
Cash flows from operating activities:
 Net income (loss)                                          ($264,700)         $156,400            ($102,000)       $439,600
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation & Amortization                                  94,100            38,300              190,500          80,300

Change in assets and liabilities:
  Decrease (increase) in current
   assets other than cash and cash
   equivalents                                                487,500           286,800             (155,600)       (308,700)

 Decrease in current liabilities & deferred taxes             (74,400)         (364,500)             (87,900)       (180,800)

 (Increase) in other assets                                  (137,700)          (31,700)            (228,500)        (39,600)
                                                       --------------       -----------         -------------    -----------

Net cash provided by (used in) operating activities           104,800            85,300             (383,500)        ( 9,200)
                                                       ==============       ===========         =============    ===========

Net cash used in investing activities                         (24,200)          ( 9,600)             (87,500)       ( 33,500)
                                                       ==============       ===========         =============    ===========

Cash flows from financing activities:
  Proceeds from (repayments of) borrowings
   on line of credit, net                                     (24,000)            1,000              302,100        (254,800)

  Results of other financing activities                        75,100            13,900               91,800          13,900
                                                       --------------       -----------         -------------    -----------

  Net cash (used in) provided by fin. activities               51,100            14,900              393,900        (240,900)
                                                       ==============       ===========         =============    ===========

  Net increase (decrease) in cash and cash equiv.             131,700            90,600              (77,100)       (283,600)

Cash and cash equivalents at start of period                  131,100           163,600              339,900         537,800
                                                       --------------       -----------         -------------    -----------

Cash and cash equivalents at end of period                   $262,800        $  254,200             $262,800      $  254,200
                                                       ==============       ===========         =============    ===========

Supplemental disclosures - cash paid for
   Interest                                                  $25,100            $26,400             $63,700          $55,400
   Taxes                                                    ($14,800)                $0             ($14,800)             $0


                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Condensed consolidated financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at September 30, 1999 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

2.  Income per common share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options and convertible debt. To avoid an anti-dilutive calculation in periods where there is a net loss, diluted earnings
(loss) per share are presented as the same amount as basic earnings (loss) per share.

3.  Notes Receivable
The Company had certain Notes Receivable totaling $765,500 as of September 30, 1999 which the Company anticipates collecting before fiscal year end December 31, 1999. Accordingly, the total amounts of the Notes are included in Current Assets.

4. Changes in Shareholders' Equity
During the nine month period ended September 30, 1999, changes in shareholders' equity included the exercise of 75,000 stock options at approximately $1.38 each which is reflected in the September 30, 1999 balance sheet as a stock subscription receivable. Approximately $44,000 of stock subscriptions receivable were collected during the period.

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

Results of Operations:

Three months ended September 30, 1999
Sales for the three month period ended September 30, 1999 decreased to $1,402,600 compared to the third quarter record of $1,764,800 set in 1998. While sales to specialty toy stores and internet retailers continued to increase, sales to the Company's museum market customers declined sharply. Due to a shift in its core product offerings from the museum market, historically strong during the summer months, to the specialty toy market, traditionally strong during the fourth quarter, management expects a continued shift in its seasonal sales performance. Third quarter 1999 sales were also affected because of delays in the receipt of several new products. These delays resulted in certain anticipated third quarter sales being recorded in the fourth quarter. These items along with the seasonal change in sales, should strengthen fourth quarter and fiscal year results. The third quarter of 1999 produced a net loss of $264,700. Net income for the same period last year was $156,400.

Gross profit for the third quarter of 1999 was $556,000 compared to $824,300 for the third quarter of 1998. This decline of $268,300 in gross profit was primarily due to the $362,200 decline in sales. As a percentage of sales, the gross margin declined to 40%. Management attributes that decline, in part, to discounting programs aimed at improving third-quarter sales. Management expects the margins to improve in the future as the discounting programs are discontinued.

Selling, general & administrative expenses increased to $879,500 for the third quarter of 1999, an increase of $119,000 from the same period in 1998. Management attributes the increase in selling, general and administrative expenses to the addition of office space and product licensing, development and design costs incurred in 1999.

Other income (expense) was ($1,200) in the third quarter of 1999 compared to $92,600 in the third quarter of 1998. The 1998 amount included a one time gain from the sale of certain assets and equipment that had been used in the Company's screen printing operation.

Nine months ended September 30, 1999
Revenue for the nine month period ended September 30, 1999 was $4,444,700. This represents a decrease of $401,600 from the record set in the prior year of $4,846,300. Management attributes the decrease in year-to-date net sales primarily to lagging sales in the third quarter. As described above, management expects a continued shift in its seasonal business towards the fourth quarter. The nine months 1999 net loss was $102,000 compared to net income of $439,600 in 1998, due to the third quarter results and increases in Selling, General & Administrative Expenses.

Gross profit margin for the nine months was nearly identical to the same period last year at 48%.

Selling, general & administrative expenses increased to $2,331,800 for the first three quarters of 1999, an increase of $303,900 from the same period in 1998. Management attributes the increase in selling, general and administrative expenses to the addition of office space and product licensing, development and design costs incurred in 1999.

Other income (expense) was $47,500 for the first three quarters of 1999 compared to $145,500 for the first three quarters of 1998. The 1998 amount included a one time gain from the sale of certain assets and equipment that had been used in the Company's screen printing operation.

Financial Condition, Liquidity and Capital Resources
As of September 30, 1999, current assets were $3,618,300 compared to current liabilities of $652,700 for a current ratio of 5.5:1, down from 6.5:1 at December 31, 1998. At September 30, 1999, working capital increased by approximately $900,000 compared to December 31, 1998.

Historically, the peak period of the Company's business cycle has been March through August. Due to a shift in the Company's focus towards the specialty toy market, management expects increased sales in the fourth quarter. Accounts receivable and inventories were $1,097,900 and $1,276,200 respectively, at September 30, 1999 compared to $530,400 and $1,091,000 at December 31, 1998. The increase in receivables and inventories are considered normal for the Company and reflect the anticipated activity in the Company's high volume period. Current liabilities increased by $280,400 due primarily to draws on the Company's line of credit.

Cash and cash equivalents were down $77,100 from December 31, 1998 but up $131,700 from June 30, 1999. Operations provided cash flow of $104,800 for the three months ended September 30, 1999 compared to cash flow provided by operations of $85,300 for the comparable period ended September 30, 1998. Cash flow used in operations was $383,500 for the nine months ended September 30, 1999 compared to $9,200 used in the comparable nine-month period ended September 30, 1998. Shareholders' equity at September 30, 1999 decreased during the nine months by $57,500 to $3,356,700 due primarily to the net loss in the current period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Action Products International, Inc.




 Date:    November 10, 1999                 By: /s/ Ronald S. Kaplan
       ----------------------                  ---------------------------
                                               Ronald S. Kaplan
                                               Chief Executive Officer