Form 10KSB40
period 1999-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2000-04-06
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the fiscal year ended December 31, 1999       Commission file number 0-13118


                       ACTION PRODUCTS INTERNATIONAL, INC.
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Florida                                         59-2095427
  (State of incorporation)                    (IRS Employer Identification No.)

           390 North Orange Avenue, Suite 2185, Orlando, Florida 32801
                    (Address of principal executive offices)

               Registrant's telephone number, including area code
                                 (407) 481-8007
                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---    ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $5,881,000

         The aggregate market value of the voting stock held by the non-affiliates of the Registrant was $2,283,750 based on the average high and low bid price reported March 27, 2000 (based on 913,500 shares).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 2000

                  Class                                     Outstanding
                  -----                                     -----------
             Common Stock, $.001                             2,025,333

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.....................................................................3

ITEM 2.  DESCRIPTION OF PROPERTIES...................................................................8

ITEM 3.  LEGAL PROCEEDINGS...........................................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................8

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLER.............................................9

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS...............................................................................9

ITEM 7.  FINANCIAL STATEMENTS.......................................................................17

ITEM 8.  ACCOUNTING AND FINCANCIAL DISCLSURE........................................................17

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS............................17

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION.....................................................................19

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT..............................21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................22

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................22

         EXHIBITS...................................................................................

         FINANCIAL STATEMENTS.......................................................................


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

ITEM 1.  DESCRIPTION OF BUSINESS:

         (a) General Development of Business

         Action Products International, Inc. (the "Company") began its operations in 1977 and subsequently incorporated in Florida in 1980. The Company designs, manufactures, and markets toys and published products in a creative and diversified portfolio of branded educationally minded product lines. The Company's products are sold primarily to toy stores, specialty retailers, Internet retailers, education outlets, museums, zoos, aquariums, theme parks, and attractions in the United States and worldwide.

         From the beginning of 1998 through 1999, the Company demonstrated success in developing the sales of a core portfolio of brands to replace the sales of divested non-core lines. During the past fiscal year, the Company continued expanding its product lines, developed new proprietary products and expanded distribution channels. In 1998 the Company launched its first internally generated branded proprietary toy line, Space Voyagers(R). Space Voyagers(R) educational action figure and role play toys helped establish the Company as offering proprietary product lines in its new channels of distribution. In 1999, the first full year in which this line was marketed, the Company sold approximately $1 million in the Space Voyager brand. In addition to the further internal development of proprietary lines and brands, the Company completed its first year of a three-year renewable licensing agreement with Discovery Communications, Inc. This agreement provides for, among other things, the Company's right to utilize intellectual properties surrounding the Discovery Channel(TM) brand in certain product categories. The internal development of brands coupled with the Company's licensing efforts has led to the broadening of a balanced portfolio of product lines. Additionally, the Company is currently seeking and pursuing possible acquisition opportunities in the children's toy, publishing, Internet and software arenas to continue broadening its product offerings.

         (b) Description of Business Products

         The Company sells its educational toy product lines under the name "Action Products(TM)." The lines include such proprietary brands as Space Voyagers(R), Woodkits(TM), Imaginetics(TM), Science in Action(TM) and Powerballs(TM). Products include figurines, activity kits, other toy and gift items with a strategic emphasis on space, dinosaurs, science and nature, and other educational and non-violent categories. In addition to its proprietary brands, the Company also sells products packaged under a license from Discovery Channel(TM). In second quarter of 1999, the Company signed an agreement with Logiblocs Ltd., a UK manufacturer of electronic building blocks, to exclusively market the Logiblocs(R) product line in North, Central, and South America.

         The Company publishes its line of educational books under the name "Action Publishing(TM)." The line includes children's activity, coloring and sticker books and CD-ROM's on topics such as nature, science, dinosaurs and aerospace. Its books are produced both domestically and overseas. Management is investigating opportunities for the Company to further emphasize its publishing offerings both through proprietary development and acquisition of new interactive book and software titles. The Company may also utilize cross-promotional opportunities with the Company's other brands and products.

         Customers
         ---------

         Management focuses its efforts on both growing the Company's distribution channels and the Company's portfolio of brands. The Company currently markets and sells three dominant brands to approximately 2,000 museums in its portfolio. Museum stores and attractions throughout the United States and around the world are a market that has served as the Company's niche for many years. While this niche market provides a solid foundation for future growth, the Company is continually expanding its distribution outside its established niche to toy stores, bookstores, Internet retailers, and other types of specialty retailers.

         Some customers obtained from these new specialty retail markets emulate the mass market with multiple-outlet volume buying. This results in larger individual orders of a reduced number of SKU's (stock keeping units). One unique category of customer arising from the specialty retail market is the Internet retailer. The Company is currently working together with several of its current Internet retailers, as well as new ones, to offer the Company's product lines to the online market. Management is currently contemplating certain Internet-related products and services to offer to its established and growing customer and consumer niche (see "Marketing and Sales").

         In addition to expanding into these new markets, Management began implementing its plan to enter mass-market distribution. The Company's licensing arrangement with Discovery Channel(R), signed in November 1998, provides the Company with the strategic leverage needed to begin to capture a mass-market customer base. Specifically, the arrangement with Discovery Channel(TM) provides for a unique relationship with Target Corporation, formerly known as Dayton Hudson Corporation (i.e. Target Stores). Pursuant to this agreement, in 1999 the Company sold approximately $750,000 in Discovery Channel(TM) branded toy merchandise. The license agreement expires in December 31, 2001. Target store represents 8.1% of total sales for 1999. No other customer represents more than 4% of the Company's sales.

         Management differentiates the products and brands it offers to the specialty and mass markets due to the importance of the preservation of each distribution channel and differing product life cycles. While the special relationships with Target Stores and Discovery Communications, Inc. allow for some overlap, the Company generally separates the distribution of its products and brands between the Specialty Toy/Specialty Retail Market and Mass-Market distribution channels. In addition, the Company's announced strategy of pursuing acquisitions of other toy or publishing companies and product lines could provide an entire into the mass-market through established channels of distribution.

         The Company services customers in every state in the United States, as well as the District of Columbia. The Company exports to approximately 20 foreign countries and regions including Europe, South and Central America, Canada, Saudi Arabia, Japan, Hong Kong, Korea, New Zealand, and Australia.

         Marketing and Sales
         -------------------

         The Company markets its product lines through its full-color catalog and extensive Internet web sites a Network of manufacturer's representatives and utilizes newsletters, trade publications, client visits, and telephone contact and solicitation. The Company exhibits its product lines and services at toy, gift, museum, book, school supply, and other trade shows, as well as showrooms located across the country staffed by its independent manufacturers' sales representatives. The Company capitalizes on strategic advertising, product placement and package design to emphasize its own proprietary product lines and trade names.

         The Company's catalog is supplemented by an Internet accessible "online" catalog. While the Company's catalog markets primarily to the wholesale customer, the Company utilizes its primary Internet site, "www.apii.com," to provide information to both the wholesale customer and the end-user, or consumer. By password protecting its customer-sensitive sites, the Company allows its customers to browse an online catalog and generate orders that are immediately processed by the Company. Customers are encouraged to place orders from the catalog or web site through password protected online ordering or the Company's toll-free telephone number and toll-free fax. The site utilizes many of the same features to provide access to the retail market for special orders and fill-ins that may be purchased directly from the Company. The Company also utilizes its Internet presence to promote its brands, products, and identity, while partnering with its customers who offer its products for sale online. In late 1998 the Company launched a second web site, "www.spacevoyagers.com," designed specifically to promote the Space Voyagers(R) brand name and product lines to consumers. Management foresees the further proliferation of the Company's Internet activity and promotion of its brands and products.

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

         The annual American International Toy Fair held in New York City in February, attracts thousands of manufacturers, importers and sales agents from 30 countries to showcase their products. It is the most important toy industry-marketing event of the year and is attended by more than 15,000 commercial retail buyers and over 900 national and international prints and broadcast reporters, and is an important sales and marketing event for the Company. The Company's six figure sale orders taken at the 1999 Fair represented a 48% increase over its record - setting 1998 sales, which was the Company's fourth consecutive record Toy Fair. The Company show cased numerous new products from its freshest branded lines, Discovery Channel(TM) toys, Logiblocs(R) electronic building systems, and extensions to the Company's proprietary Space Voyagers(R) brand of authentic space action figures and replicas, all of which contributed to record results.

         The Company continues to strengthen its sales and exposure to the e-commerce industry. Since July 1999, many of the Company's products are available through Amazon.com Toys and Game store, which provides a large distribution channel though the Internet. Additionally, many more e-commerce retailers such as E-Toys, Toysmart.com and others carry Action Products' toys and books. Management plans to continue its growth and monitoring of e-commerce applications, as it believes that the global market will continue to prove favorable over time.

         International Sales and Manufacturing
         -------------------------------------

         Revenues from the Company's international sales represented approximately 7.0% and 6.5% of total revenues in 1999 and 1998, respectively. Product lines marketed internationally are generally the same as those marketed domestically and generally sold internationally directly to retail stores. In 1999, the Company added distributors in the United Kingdom and one in Canada. Management plans to continue to seek broader global distribution through the addition of distributors in Europe and Japan. The Company's revenues from international sales represent a limited percentage of total revenues and therefore, do not expose the Company to significant risk. The Company conducts its international sales in US dollars, and accordingly receives payment for such sales in US dollars. The Company purchases its imported products in US dollars.

         In general, international sales are subject to inherent risks, including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. The Company's products are produced by approximately 30 outside manufacturing companies in the United States, Mexico, Taiwan, Hong Kong and China, and are imported directly by the Company as finished goods. While the Company to date has not experienced any material adverse effect due to such risks, there can be no assurances that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and goodwill. The Company believes that it experiences minimal currency risk because all foreign transactions are conducted using US dollars.

         Many of the Company's products are manufactured outside of the United States, primarily in Hong Kong, Taiwan, Mexico and China and in most cases are directly imported by the Company. The implementation of the General Agreement on Tariffs and Trade in 1996 reduced or eliminated customs duties on many products imported by the Company. The Company believes that the capacity of its facilities and the supply of completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the product lines which it markets. Over a period of time, the Company's reliance on external sources of manufacturing can be shifted to alternative sources of supply should such change be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of products were secured. The imposition of trade sanctions by the United States against a class of products imported by the Company, or loss of "most favored nation trading status" by China, could significantly increase the cost of the Company's products imported into the United States.

         In July of 1999, the Company enlisted Benjamin Toys Ltd. to distribute products into the UK market for an initial period though December 31, 2000. Benjamin Toys plans to distribute the Company's entire Space Voyagers(R) line with the option of adding other lines. In late 1999 a Canadian distributor was added. The Company also has one other formal international distributor relationship, for South/Central America with Century Merchandising. As mentioned elsewhere in this filing, the Company sells to other international territory accounts and distributors on a direct basis with out formal exclusive distribution arrangements.

         Competition

         The Company competes against toy and educational manufacturers and importers, distributors and book publishers. The Company's ability to compete successfully is based upon its core competencies, including its portfolio of proprietary brands. The Company's also relies on its ability to offer a wide range of specialized "theme" products; "same day" shipment on most domestic orders; and its regional independent reps, in-house sales professionals and sales associates who maintain regular and close contact with the Company's customers. The Company believes its reputation, service, and customer orientation enable it to build and maintain customer loyalty.

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

         Intellectual Property
         ---------------------

         The Company's products are protected, for the most part and in as many countries as practical, by trademark, copyright and patent law to the extent that such protection is available and meaningful. The Company owns the registration of Space Voyager(R). The loss of such rights concerning any particular product would not have a material adverse effect on the Company's business, although the loss of such protection for a number of significant items might have such an effect.

         Government Regulation
         ---------------------

         The Company's toys are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Flammable Fabrics Act, and the regulations promulgated there under. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission (the "CPSC") to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and the articles that contain excessive amounts of a banned hazardous substance. The Flammable Fabrics Act enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles, which are banned. Similar laws exist in some states and cities and in various international markets.

         The Company's products are rated according to the EN-71 safety protocol adopted by the European Community. In addition, the Company expects to certify its products according to the Japanese Toy Association ("JTA") safety criteria for consumer products.

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

         Personnel
         ---------

         As of December 31, 1999, the Company had 26 full-time employees, including four executive positions, ten sales and customer support positions, and twelve other positions to fulfill administrative responsibilities in marketing, product development, accounting, logistics, etc. The employees are not represented by a union. In 1999, the Company offered a benefits package to its employees that included health and life insurance plans, an Employee Stock Ownership Plan
         (ESOP), a 401(k) plan, and an employee-contributed IRC Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with the Company for a one-year period following termination of their employment. Any personnel-related agreements deemed significant by management have been included as exhibits. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY:

         The Company's corporate headquarters are located in Orlando, Florida. The Company leases a 3,000 square foot suite in the downtown Orlando business district which is staffed by executive, sales, marketing, product development, importing and graphics personnel.

         The Company's other operations are located in a 35,000 square foot building on 2.5 acres that it owns in an industrial park in Ocala, Florida. This location is approximately one hour north of Orlando and has served as the Company's home for nearly 20 years. The Company-owned Ocala location serves as the Company's distribution center and houses its purchasing, accounting, management information systems and administrative departments. The Ocala facility also maintains a customer service call center. The Ocala property is currently encumbered by a mortgage. The principal balance as of December 31, 1999 was $731,400 and may be prepaid at any time without penalty. The mortgage is amortized over 20 years and payable in monthly installments of principal and interest until 2008, whereby a balloon payment of approximately $514,000 will become due. The property is currently in usable and sellable condition.

ITEM 3.  LEGAL PROCEEDINGS:

         The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities. Such matters are subject to many uncertainties, and outcomes are not currently predictable. Consequently, it is not practical to estimate a range of possible loss from the final disposition of these matters, and losses, if any, could be material with respect to earnings in a given period. However, the Company is of the opinion that the resolution of these matters will not result in any significant liability to the Company in relation to its financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         During the quarter ended December 31, 1999, there were no matters submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         The Company's Common Stock is traded on The NASDAQ Small Cap Market under the respective symbol APII. The number of holders on record of the Company's Common Stock as of March 27, 2000, was approximately 1,250.

         The high and low bid quotations for each quarter of the fiscal years ended December 31, 1998 and 1999 are follows:

         Quarter Ended:                    High Bid                 Low Bid
         -------------                     --------                 -------

         March 31, 1998                       3.250                  2.250
         June 30, 1998                        3.188                  2.563
         September 30, 1998                   2.875                  2.000
         December 31, 1998                    6.438                  1.750

         March 31, 1999                       2.688                  2.500
         June 30, 1999                        2.375                  2.250
         September 30, 1999                   2.750                  2.625
         December 31, 1999                    2.188                  2.000

         The quotations represent prices between dealers in securities; they do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions.

         Dividend Policy
         ---------------

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         General
         -------

         The Company is focused on developing brands. Management recently led the Company away from simply being another distributor of other manufacturers' toy and published products towards the establishment and distribution of products and brands of its own manufacture or otherwise exclusive to the Company. In addition to the marked growth in increased market-penetrating opportunities afforded by its new mix of product offerings, the Company's efforts have resulted in the beginning of a balanced portfolio of recognizable brands. The Company's strategy is to continue broadening its collection of brands through internal development, licensing, and merger and acquisition.

         Internal Development - The Company's continued development of its proprietary brands, in particular its Space Voyager(R) product line; John Glenn's return to space and certain mainstream motion pictures has helped progress the already growing interest generated within the educational markets. Sparked by a renewed consumer interest in space exploration, the Company expanded its product line to capitalize on the growing enthusiasm. The concept of Astronaut Action Figures was conceived, developed, and brought timely to market by the Company's product development professionals. Other products that the Company introduced were its Space Playsets, Pocket Aliens, Inflatables, Gyroscopes and new additions to the Powerball line. New product introductions reached their initial sales expectations and the Company plans on continuing each of the new product lines in fiscal 2000. Management expects to continue its internal development strategies in search of additional proprietary and profitable brands.

         Licensing - In addition to the internal development of brands, the Company began the strategic use of licensed intellectual properties. Aware of the risks often associated with short-lived properties, the Company began its licensing ventures by signing a licensing agreement with Discovery Communications, Inc. The Discovery Channel(R) brand is recognized worldwide, and possesses the unique, exclusive qualities of name-recognition and longevity. While the value of many licenses may fade in a short period of time, the Discovery Channel(R), with its educational, quality, true-to-life image, and broad staying power, is a natural fit with the Company's other product offerings. Further, Discovery Communications, Inc. has arrangements with Target Corp. (i.e. Target Stores) to form a solid distribution channel for its licensed products. While the products that the Company offers through Target Stores under the license stand on their own inherent qualities, the arrangement under the license affords the Company with an entire into the mass-market. With this arrangement the Company received approximately $700,000 in sales in 1999, however there is no guarantee or obligation that these sales will continue.

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

         The Company retained The DAK Group, Ltd. to represent interests in certain acquisition pursuits in the toy and publishing industries. Also, during 1999, the Company acquired the exclusive worldwide ownership rights to the patents, patents pending, and trademarks of Roar Knobs(TM). The Purchase / Acquisition Agreement grants the Company the exclusive ownership rights to the Roar Knobs(TM) product line worldwide. The Company previewed the line at the February 2000 Toy Fair to industry buyers. The Company plans to launch and begin sales of Roar Knobs (TM) in late 2000.

         Year 2000 - The Company concluded its efforts concerning its exposure relative to year 2000 issues for both information and non-information technology systems. Management actively monitors the status of the readiness program of the Company. The Company`s out of pocket cost associated with becoming Year 2000 compliant were approximately $15,000. These cost were expensed as incurred, and the Company does not anticipate any additional material expenditure as a result of Year 2000 issues.

         Based on operations since January 1, 2000, including the leap year date of February 29, 2000, the Company has not experienced any significant disruption or change, and does not expect any significant impact to its ongoing business a result of the Year 2000 issue. Additionally, the Company is not aware of any significant Year 2000 issues or problems that have arisen for its significant customers, vendors or service providers. As there can be no assurance that the Company's efforts to achieve Year 2000 readiness have been completely successful or that customers, vendors and service providers will not experience Year 2000 related failures in the future, the Company will continue to monitor its exposure to Year 2000 issues and will leave its contingency plans in place in the event that any significant Year 2000 related issues arise.

         FORWARD-LOOKING STATEMENTS
         --------------------------

         Forward-looking statements in this Form 10-KSB including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the Company's ability to successfully (i) develop its brands and proprietary products through internal development, licensing and/or mergers and acquisitions, (ii) enter the mass market through its licensing agreement with Discovery Communications, Inc., and (iii) develop its E-commerce strategy. Additional factors include, but are not limited to the following: the size and growth of the market for the Company's products; competition, pricing pressures, market acceptance of the Company's product, the effect of economic conditions, intellectual property rights and the outcome of competitive products; the results of financing efforts, risks in product development and other risks identified in this and the Company's other SEC reports.

         Results of Operations
         ---------------------

         The Company derived and selected the following table of financial data from the financial statements, which should be read in conjunction with the audited financial statements, and related notes included elsewhere herein.

                                                                     Twelve (12) Months Ended December 31,
                                                                     ------------------------------------
                                                                         1999                      1998
                                                                         ----                      ----
          Net Sales                                                   $5,881,000                $5,868,800
          Gross Profit                                                 2,597,200                 2,787,000
          Selling, General & Administrative Expenses                   3,260,200                 2,775,800
          Income (Loss) from operations                                 (663,000)                   11,200
          Income (Loss) before tax provision                            (429,500)                  202,000
          Net Income (Loss)                                             (232,500)                  130,000
          Basic Net Income (Loss) per share                                (0.14)                     0.08
          Cash flow used in operations                                (1,050,700)                 (289,400)

                                                                                As of December 31,
                                                                                ------------------
                                                                        1999                      1998
                                                                       ----                      ----
          Current Assets                                               3,605,400                 2,438,000
          Total Assets                                                 5,269,200                 5,016,300
          Current Liabilities                                         1,1,60,200                   372,300
          Long Term Liabilities                                          901,400                 1,229,800
          Stockholders' Equity                                         3,207,600                 3,414,200

         Year Ended December 31, 1999 Compared with Year Ended December 31, 1998
         -----------------------------------------------------------------------

         Net sales increased slightly to a new record $5,881,000 in 1999 from $5,868,800 in 1998. Although a small increase, this represents the fifth consecutive improvement in annual sales. The increase comes as a result of management's efforts to grow its distribution channels and the growing strength of various proprietary lines and brands. Management particularly notes the replacement of "lost" sales due to the divestiture of certain product lines in the prior year.

         Gross profit decreased from $2,787,000 in 1998 to $2,597,200 in 1999, down $189,800. As a percentage of sales, gross profit decreased to 44.2% compared to 47.5% in the prior year. Management attributes the decline in gross profit percentage to discounting programs, aimed at stimulating sales. Also, the profit margin on a significant new product line was reduced down to 28% when the initial inventory shipments were delivered airfreight.

         Selling, General and Administrative (SG&A) expenses were $3,260,200 and $2,775,800 in 1999 and 1998, respectively. The increase in SG&A expenses is due primarily to increased selling expenses, including marketing efforts, growth of the distribution channels, commissions to the growing network of toy reps, as well as added product development expenses and salaries.

         Interest expense related to current and long-term debt was $96,000 and $75,000 in 1999 and 1998, respectively. The increase is due primarily to interest for two months and twelve months for 1998 and 1999 respectively, on the Mortgage Loan, which begin in late 1998, and an increase in borrowing capacity in the line of credit in 1999. (See "Liquidity and Capital Resources")

         Interest income was $172,100 and $114,000 in 1999 and 1998, respectively. The increase related primarily to interest earned on notes receivable obtained upon the divestiture of certain product lines.

         Other income and expense are netted for financial statement presentation. This amount has historically been insignificant and represented less than three-percent of net sales in each of the last two years. Other income in 1999 included approximately $113,000, resulting from the expiration of contingencies related to a refund from a taxing authority. Other income in 1998 included non-compete and consulting income resulting from product line divestitures. During 1998, the Company sold or otherwise disposed of certain assets, primarily associated with its snack food and certain silkscreen product lines, resulting in gains of $97,100.

         As a result of the forgoing, the Company had a Net Operating Loss of $232,500 in fiscal year 1999, which was a transition year for Action Products. The Company established a new corporate headquarters in Orlando, Florida. A number of product lines were phased out impacting profit margins, and a more refined and proprietary product mix was developed. Additionally, an emphasis on mergers and acquisitions (M&A), led to a strong increase in legal, professional and corporate expenses.

         Management's emphasis on M&A in 1999 was bolstered and financed by cash assets built both through operations and divestitures. In 2000 Management plans to continue acquisition activity but with emphasis on minimizing up-front expenditures, primarily legal and consulting.

         Liquidity and Capital Resources
         -------------------------------

         As of December 31, 1999, current assets were $3,605,400 compared to current liabilities of $1,160,200 for a current ratio of approximately
         3.1 to 1. In fiscal 1998, the Company's current ratio was 6.5 to 1.

         The Company had net cash flows used in operations of $1,050,700 in 1999 compared to net cash flows used in operations of $289,400, a change of $761,300. This change was due in part to the net loss for the year of $232,500 and the increase in trade accounts receivable and inventory of $458,000 and $325,000, respectively in 1999. Improvements in accounts payable accrued expenses and income taxes payable make up the difference.

         On November 18, 1999, the Company received full payment on its significant note-receivable pursuant to its 1997 divestiture of Action Snacks(R). The Company received early its final payment of $671,504 of notes receivable, otherwise the note would have been amortized through June 2003.

         As of December 31, 1999, the Company's only long-term debt was a mortgage payable to a commercial bank of $731,400. The Mortgage is collateralized by real estate and improvements, bearing interest annually at 7.5% and amortized assuming a twenty-year term, with ten years of monthly principal and interest payments, then a balloon payment of approximately $514,000. The Company obtained the loan in November 1998 and used the proceeds to repay the $600,000 convertible 9% promissory notes owed to related parties and provide additional permanent working capital. Other long term liabilities were comprised of deferred revenue of $175,000, associated with a non-compete agreement, and deferred income taxes of $14,000, primarily associated with the gain, both in connection with the sale of certain food line assets.

         During the year ended December 31, 1999, the Company collected $44,500 of stock subscription receivables from related parties. In addition, the Company had stock subscription receivables of approximately $534,100 due from related parties at December 31, 1999.

         The Company maintains a revolving line of credit with a commercial bank collateralized by accounts receivable and inventory bearing an interest rate approximating the prime-lending rate. The borrowing limit as of December 31, 1999 was $1,000,000, against which the Company had borrowed $516,000.

         During 1999, the Company recorded normal depreciation and amortization of its fixed assets of approximately $109,800. In addition, the Company invested $125,700 and $116,500 in the acquisition of new assets in 1999 and 1998, respectively.

         Shareholders' equity at December 31, 1999 decreased by $206,600 to $3,207,600 due primarily to the net loss of income and the increase in stock subscription receivables.

         Factors That May Affect Future Results and Market Price of Stock:
         -----------------------------------------------------------------

         The Company is operating in a rapidly changing environment, which involves a number of risk, some of these the Company controls. The following indicate some of these risks:

         Concentration of Stock Ownership. The Companies present Officers and Directors beneficially own approximately 65 % of the outstanding common stock. As a result, current management will be substantially able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions

         Dependence on Key Management. The Company success largely depends on a number of key employees. The loss of services or one or more of these employees could have a material adverse effect on the Company's business. The Company is especially dependent upon the efforts and abilities of certain of its senior management, particular Ronald Kaplan, its Chairman, President & Chief Executive Officer. The loss of Mr. Kaplan or any of its key executives could have a material adverse effect on the Company and its operations and prospects. Currently the Company has no key man life insurance on Mr. Kaplan. The Company believes that its future success will also depend, in part, upon its ability to attract, retain and motivate qualified personnel. There is no assurance, however, that the Company will be successful in attracting and retaining such personnel.

         No Dividends. The Company expects that it will retain all available earnings generated by our operations for the development and growth of our business. Accordingly, the Company does not anticipate paying any cash dividends on its common stock.

         Dilution. The Company's Articles of Incorporation authorizes the issuance of Shares of common and preferred stock. As of March 27, 2000, the Company has 2,025,333 shares of its common stock issued and outstanding and has not issued any preferred stock. The Company's Board has the ability, without further shareholder approval, issue up to 12,974,667 additional shares of common stock, with preferences designed by the Board of Directors. As such issuance may result in a reduction of the book value or market price, if any of the outstanding common shares. Issuance of the additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

         Anti-Takeover Provisions. The foregoing provision in the Company's Articles of Incorporation (namely the ability, without further shareholder approval) to issue additional shares of common stock and/or preferred stock with rights and preferences determined by the Board of Directors could be used as anti-takeover measures. These provisions could prevent or discourage or delay a non-negotiated change in control and result in shareholders receiving less for their common stock than they otherwise might in the event of a takeover attempt.

         Changing Consumer Preferences, reliance on New Product Introduction. As a result of changing consumer preferences, many toys are successfully marketed for only one or two years, if at all. There can be no assurance that (i) any of the Company's current successful products or product lines will continue to be popular with consumers for any significant period of time or (ii) new products and product lines introduced by the Company will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Furthermore, sales of the Company's existing products are expected to decline over time and may decline at rates faster than expected. The Company's success is dependent upon the Company's ability to enhance existing product lines and develop new products and product lines. The failure of the Company's new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's financial condition and results of operations.

         Liquidity. Effective April 18, 1998, the Company entered into an agreement with SouthTrust Bank pursuant to which SouthTrust provides a revolving line of credit for up to $1 million (the "Revolver"). Borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures April 17, 2000 and contains covenants relating to the condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date will be accelerated. The Company is currently negotiating a new line of credit.

         Inventory Management. Most of the Company's largest retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by the Company and other suppliers rather than maintaining large product inventories. These types of systems put pressure on suppliers like the Company to promptly fill customer orders and also shift some of the inventory risk from the retailer to suppliers. Production of excess products by the Company to meet anticipated retailer demand could result in price markdowns and increased inventory carrying costs for the Company. Similarly, if the Company fails to predict consumer demand for a product, it may not be able to deliver an adequate supply of products on a timely basis and will, as a result, lose sales opportunities.

         Returns and Markdowns. As is customary in the toy industry, the Company historically has permitted certain customers to return slow-moving items for credit or has provided price protection by making any price reductions effective as to certain products then held by retailers in inventory. The Company expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on the Company's financial condition and results of operations.

         Acquisition Risks. The Company may from time to time evaluate and pursue acquisition opportunities on terms management considers favorable to the Company. A successful acquisition involves an assessment of the business condition and prospects of the acquisition target, which includes factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the acquisition target to assess fully its deficiencies. There can be no assurance that any such acquisition would be successful or that the operations of the acquisition target could be successfully integrated with the Company's operations. Any unsuccessful acquisition could have a material adverse effect on the Company.

         Dependence on Contract Manufacturers. The Company conducts substantially all of its manufacturing operations through contract manufacturers, many of which are located in the People's Republic of China (the "PRC"), Hong Kong, Singapore and Taiwan. The Company does not have long-term contracts with any of its manufacturers. Foreign manufacturing is subject to a number of risks, including but not limited to transportation delays and interruptions, political and economic disruptions, the impositions of tariffs and import and export controls and changes in governmental policies. While the Company to date has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future and possibly result in increases in costs and delays of, or interferences with, product deliveries resulting in losses of sales and goodwill.

         General Risks of Foreign Operations. Foreign operations are generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, changes in governmental policies, restrictions on the transfer of funds, currency fluctuations and potentially adverse tax consequences. While the Company to date has not experienced any material adverse effects due to its foreign operations, there can be no assurance that such events will not occur in the future. Any growth of the Company's international operations will subject the Company to greater exposure to risks of foreign operations. The occurrence of such an event, particularly one affecting the Company's relations with its manufacturers in the PRC, would have a material adverse effect on the Company.

         Product Safety and Liability, Regulation. Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company has never been and is not presently a defendant in any product liability lawsuit; however, there can be no assurance that such a suit will not be brought in the future against the Company. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $2.0 million excess umbrella policy. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company, as well as divert management time. The CPSC has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The CPSC may exclude from the market goods it determines are hazardous, and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or the Company is found in the future to have violated any such law or regulation, the sale of the relevant product could be prohibited and the Company could be required to repurchase such products.

         Competition. The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular products, characters and trademarks, and successfully market products. Many of the Company's competitors offer similar products or alternatives to the Company's products. The Company's products compete with other products for retail shelf space. There can be no assurance that shelf space in retail stores will continue to be available to support the Company's existing products or any expansion of the Company's products and product lines. There can be no assurance that the Company will be able to continue to compete effectively in this marketplace.

         Possible Volatility of Stock Price. The market price of the common stock has been and may continue to be highly volatile and has been and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In the event that the Company's operating results are below the expectations of public market analysts and investors in one or more future quarters, it is likely that the price of the Company's common stock will be materially adversely affected. General market fluctuations may adversely affect the market price of the Company's common stock.

         Seasonality and Fluctuations in Quarterly Performance. The Company's sales are seasonal in that a substantial portion of net sales is made to retailers in anticipation of the summer and Christmas holiday seasons. During fiscal 1999, 56% of the Company's net sales were made during the Company's second and forth fiscal quarters in connection with retail sales for the summer and Christmas holiday season. Adverse business or economic conditions during these periods could adversely affect results of operations for the full year. The Company's financial results for a particular quarter may not be indicative of results for an entire year, and the Company's revenues and/or expenses will vary from quarter to quarter.

         Sales tend to be lowest in the first and third quarters and highest in the second and forth quarters of the calendar year. Products are generally shipped as orders are received and accordingly the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. If sales or timing of orders fall below the Company's expectations, operating results could be adversely affected for relevant quarters and for the year if expenses based on these expectations have already been incurred. Further, due to the seasonality of the business, cash flow tends to be negative during the first and third quarters when inventory and accounts receivable have historically increased in anticipation of the seasonally higher product sales in the second and forth quarters. Cash flow requirements during these periods are funded by the revolving line of credit that the Company has with a bank. Should the Company not have a sufficient line of credit available during the year, it could have a material adverse effect on the Company's results of operations due to its limited ability to internally finance the growth in inventory and accounts receivables necessary to generate a positive net income.

         Governmental Regulation. In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts"). The Acts empower the Consumer Product Safety Commission (the "Consumer Commission") to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The Consumer Commission has the authority to exclude from the market articles, which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the Consumer Commission is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company maintains a quality control program (including the retention of independent testing laboratories) to ensure compliance with applicable laws. The Company believes it currently is in substantial compliance with these laws. In general, the Company has not experienced difficulty complying with such regulations, and compliance has not had an adverse effect on the Company's business.

         Accounts Receivable Risks. Certain of the Company's customers participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 120 days. Although

         Target Corporation accounted for more than 4% of the Company's sales in 1999, the insolvency or business failure of any customer with a large account receivable could have a material adverse affect on the Company.

         Inflation & Seasonality. The Company's product line historically has not been significantly affected by inflation and inflation has not had a significant effect on gross earnings. The Company's sales have historically been seasonal in nature, reflecting peak sales in the second quarter and slower sales in the fourth quarter. Due to changes and improvements in the Company's customer base, the impact of the seasonal nature of the Company's sales is expected to diminish.

ITEM 7.  FINANCIAL STATEMENTS:

         Financial statements and schedules are submitted in Items 13(1) and (2) on this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two years, the Company has not had any changes in or disagreements with its accountants.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

                           MANAGEMENT/BOARD OF DIRECTORS
       The executive officers and directors of the Company are as follows:

                Name                 Age                          Position
                ----                 ---                          --------
         Ronald S. Kaplan             34           Chairman of the Board of Directors, President,
                                                   Chief Executive Officer (1)

         Timothy L. Young             37           Chief Financial Officer & Secretary

         Larry Bernstein              58           Director, Chair of Nominating Committee (1) (2)

         Ronald Tuchman               64           Director, Chair of Audit Committee (2)

         Judith Kaplan                61           Director

         Pablo Savetman               34           Vice President of Sales

         Robert Zumbahlen             43           Treasurer, Purchasing and Inventory Control Manager

(1)      Member of the Nominating Committee
(2)      Member of the Audit Committee

         Ronald S. Kaplan, Chairman of the Board, Chief Executive Officer and President since January 1996. Prior to becoming President, Mr. Kaplan was the Chief Operating Officer. Son of founder/director Judith Kaplan (below)

         Timothy L. Young, Chief Financial Officer and Corporate Secretary, is a graduate of the Baylor University with Bachelor of Business Administration degrees in Accounting and Finance. Mr. Young joined the Company in February of 2000. Prior to joining the Company, Mr. Young was a financial consultant for various companies. His services included Joint Ventures, Mergers & Acquisitions, and consolidations of operations to international banking relations. From the beginning of 1994 to 1996, Mr. Young was Vice President, Chief Financial Officer & Treasurer of Brown & Brown, Inc. a $150 million publicly held NYSE listed company. He was previously with the Certified Public Accounting firm of Pricewaterhouse Coopers LLP.

         Larry Bernstein, Director since September 1999. Mr. Bernstein is a key figure in the toy industry. For twenty years Mr. Bernstein held several positions with the Hasbro Corporation. Prior to leaving Hasbro in 1995 Mr. Bernstein was the President of the flagship Hasbro Toy Division and Executive Vice President of Hasbro, Inc. Mr. Bernstein holds a Bachelor of Science degree in Business Administration from Boston University with emphasis in Marketing & Economics.

         Ronald Tuchman, Director since August 1998, is a respected member of the toy industry with over 30 years of experience in all retailing aspects of the toy business. Prior to joining the Company's Board, Mr. Tuchman most recently served as Chairman of the Board, Chief Executive Officer and a Director of Imaginarium, an "upscale" educational specialty toy store chain. In addition to other professional accomplishments, Tuchman was employed by Toys "R" Us for nearly 25 years, where he held several positions, including Senior Vice President, and is widely known within the Toy Industry as one of Toys"R"Us founding fathers. Mr. Tuchman attended Roosevelt University in Chicago where he majored in advertising and marketing.

         Judith Kaplan, Company Founder and Director since 1980, served as Chair of the Board of Directors of the Company since its incorporation in 1980 until December 31, 1995. Ms. Kaplan was President (`80-'87), Secretary (`80-`97), Chief Executive Officer (`80-'95), Chief Financial Officer (`80-`98) and Treasurer (`80-'91) of the Company. She is the mother of Ronald Kaplan.

         Pablo Savetman, Vice President of Sales, earned an Associate degree in Business Management from St. John's University in New York. His experience previous to the Company focused on the sales and distribution of consumer products primarily in international markets and included his position as International Sales Manager for Cowboy Brothers Trading Corp from 1993 to 1994, and several years proceeding as a sales manager for Juno Export Trading. Mr. Savetman joined the Company in April of 1994 and is currently the Company's Vice President of Sales.

         Robert Zumbahlen, Treasurer & Purchasing and Inventory Control Manager, since 1991, is a graduate of Bentley College in Waltham, Massachusetts
         (1979) with a Bachelor of Science in accounting. Mr. Zumbahlen joined the Company in 1984 and is currently the Company's Purchasing and Inventory Control Manager.

         Nominating Committee - Larry Bernstein, Chair; Ronald S. Kaplan

         Audit Committee - Ronald Tuchman, Chair; Larry Bernstein; Judith Kaplan

         Director Compensation
         ---------------------

         Directors who are full-time employees of the Company receive no additional compensation for services rendered as members of the Company's Board or any committee thereof. Directors who are not full-time employees of the Company receive $2,500 per year, $500 for each Board meeting attended in person, and $250 for each Company Board meeting attended telephonically. In addition, from time to time the Company may grant incentive stock options with an exercise price greater than the market value of the underlying stock to the directors for services rendered while serving on the Board. In the past outside directors were granted 10,000 shares under Stock Option Plan, for each year of service on the Board, above the market value of the shares as listed at the time of the grant.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION:

         The following table sets forth the aggregate compensation paid to Ronald S. Kaplan (the "Named Executive Officer") by the Company. None of the other executive officers of the Company were paid a total annual salary and bonuses of $100,000 or more. Except as set forth in the table below, no bonuses or other compensation was paid during the 1999, 1998, or 1997 fiscal years.

                                                        Summary Compensation Table
                                                          Long Term Compensation
                                                                                                     Other
                                 Name and                                          Annual          Restricted
                                 Principal                         Salary           Bonus         Compensation
                                 Position             Year          ($)              ($)              ($)1
                         -----------------------------------------------------------------------------------------
                         Ronald Kaplan, CEO           1999        $100,000                $0         $6,000
                                                      1998        $100,000           $35,000         $6,000
                                                      1997        $75,000                            $6,000
                         --------------------------
                         (1) Includes value of use of automobile, vacation pay, sick pay.

         Ron Kaplan was promoted to Chief Executive Officer and Chairman of the Board of Directors as of January 1, 1996 and continues to serve as President of the Company. As of February 2000, Mr. Kaplan's annual salary is $105,000 plus the use of an automobile.

         Option Grants in Last Fiscal Year
         ---------------------------------

         The Company did not grant any options to the Named Executive during the fiscal year ended December 31, 1999.

         Aggregated Option Exercises and Year End Option Values in Last Fiscal
         ---------------------------------------------------------------------
         Year
         ----

         The following table sets forth the aggregate of options exercised in the year ended December 31, 1999 and the value of options held at December 31, 1999. The Named Executive exercised 243,000 shares in November 1999 at an exercise price of $1.38.

                                                    Option Exercises/Option Values

                                                                 Number of Securities          Value of Unexercised
                                   Shares                       Underlying Unexercised         In- the-money Options
                                 Acquired on      Value       Options at Fiscal Year End        At Fiscal Year End
                  Name          Exercise (#)   Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
                  ----          ------------   ------------    -------------------------     -------------------------
            Ronald S. Kaplan       243,000     $211,410(1)             100,000/0                      $0/0(2)

         (1) On November 29, 1999, Mr. Kaplan exercised 243,000 shares at the exercise prices of $1.39. The value of these shares at the time of exercise is stated in ITEM 12 "Certain Relationships and Related Transactions", which indicates a realizable gain of $208,900. The Value Realized is calculated on the last sales price of a share of the Company's Common Stock on December 31, 1999 as reported by Nasdaq was $2.125. (2) The dollar value was calculated by determining the difference between the fair market value at fiscal year-end of the Common Stock underlying the options and the exercise prices of the options. The last sale price of a share of the Company's Common Stock on December 31, 1999 as reported by Nasdaq was $2.125, therefore the value of the unexercised options are out-of-the-money.

         Section 16(a) Beneficial Ownership Reporting Compliance
         -------------------------------------------------------

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

         Employee Stock Ownership Plan
         -----------------------------

         On April 23, 1984, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP qualifies for special tax benefits under the Internal Revenue Code. Under the ESOP, the Company, at the discretion of its Board of Directors, may make an annual contribution to a trust that purchases the Company's stock from the Company for the benefit of employees who have completed at least 1,000 hours of work during the fiscal year. Employer contributions under the ESOP are allocated to each employee's account on a pro-rata basis according to the total compensation paid to, and the number of years of service by, all eligible employees. An employee becomes 100% vested in the ESOP following 5 years of plan eligibility. As of December 31, 1999, there were 24,077 shares of Common Stock held by the Company's ESOP trust.

         401(k) Plan
         -----------

         Effective October 3, 1986, the Company adopted a Voluntary 401(k) Plan. All employees are eligible for the plan. Employees who have worked for the Company for 18 months are currently eligible for a 34% match of their subsequent contributions. Benefits are determined annually. The lowest 66% of paid employees may contribute the lesser of 15% of their salary or the applicable maximum allowed by the Internal Revenue Code. The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% of the average contribution of the lowest 66% of paid employees to the applicable maximum allowed by the Internal Revenue Code. Employer contributions vest within three months and all contributions are held in individual employee accounts with an outside financial institution.

         Stock Option Plan
         -----------------

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

         Under the Plan, the Company has reserved an aggregate of 900,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). Plan Options are either options qualifying as incentive stock options ("Incentive Options") or options that do not qualify ("Non-Qualified Options"). Any

         Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee but shall in no event be less than 75% of the fair market value of the underlying shares on the date of the grant. As of December 31, 1999, there were 614,000 Incentive Options existing under the plan. No Non-Qualified Options have been issued.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The following table sets forth information with respect to the number of shares of Common Stock beneficially owned by (i) each director of the Company, (ii) the executive officer named in the Summary Compensation Table, (iii) all directors and officers as a group and
         (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company's common stock as of March 26, 2000. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 390 North Orange Ave., 21st Floor, Orlando, Florida 32801. As of March 27, 2000, there were issued and outstanding 2,025,333 shares of Common Stock.

                                        Table of Beneficial Ownership
                                        -----------------------------

                                                                      Amount and
                                                                        Nature of
          Name and                              Title                  Beneficial              Percent
          Address                              of Class                Ownership               of Class
          -------                              --------                ---------               --------
          Ronald S. Kaplan                     Common                  1,202,317 1                32.7%

          Judith Kaplan                        Common                  1,026,948 2                27.9%

          Warren Kaplan                        Common                  1,026,948 3                27.9%

          Ronald Tuchman                       Common                     70,000 4                 1.9%

          Larry Bernstein                      Common                     10,000 5                  .3%

          All Directors and
          Officers as a Group
          (7 persons, Directors and
          5% owners shown above)               Common                  2,389,265 6                65.0%

-------------------
1 Includes immediately exercisable options to purchase 100,000 shares at $3.50 per share and immediately exercisable warrants to purchase approximately 829,000 shares of Common Stock at $0.579.

2 Includes immediately exercisable options to purchase 100,000 shares at $3.50 per share. Also includes 396,659 shares held by her husband, and of which Ms. Kaplan disclaims beneficial ownership.

3 Includes immediately exercisable options to 100,000 shares at $3.50 per share. Also includes 24,077 shares held as Trustee of the Company's Employee Stock Ownership Plan Trust and 406,212 shares owned by his wife, and of which Mr. Kaplan disclaims beneficial ownership.

4 Includes immediately exercisable options to purchase 70,000 shares at $3.50 per share.

5 Includes immediately exercisable options to purchase 10,000 shares at $3.50 per share.

6 The 1,026,048 shares of Common Stock owned by Judith Kaplan and Warren Kaplan referred to in footnotes 2 and 3 are counted only once in calculating the total in order to avoid a misleading total.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         During 1998, Ronald S. Kaplan and Elissa Kaplan redeemed the conversion features of their notes due them form the Company in exchange for warrants exercisable for shares of the Company's Common Stock under substantially the same terms. The exchange, therefore, did not have a dilutive effect. Once alternative financing was arranged with a financial institution, the previous notes payable were repaid with proceeds from the mortgage payable. Accordingly, there are no notes payable to related parties as of December 31, 1999.

         On November 29, 1999, Ronald S. Kaplan, Judith Kaplan and Warren Kaplan exercised their options, 243,000, 58,000, and 58,000, respectively at a exercise price of $1.39 per share, the realizable gain at the time of exercise was $208,900, $49,880 and $49,880, respectively, based on a closing price of $ 2.25.

         In connection with stock options exercised during 1999, there were stock subscriptions receivable from related parties of $534,100 as of December 31, 1999.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits

         1.       Financial Statements
                  --------------------

                        Report of Independent Certified Public Accountants

                        Balance Sheet - December 31, 1999

                        Statements of Operations - Years ended December 31, 1999 and 1998

                        Statements of Changes in Shareholders' Equity - Years ended December 31, 1999 and 1998

                        Statements of Cash Flows - Years ended December 31, 1999 and 1998

                        Notes to Financial Statements - Years ended December 31, 1999 and 1998

         2.       Financial Statement Schedules
                  -----------------------------

                  None.

         3.       Exhibits
                  --------

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

        (11)    Statement re: computation of per share earnings (filed herewith)

        (23)    Independent Auditors Consent Agreement

        (27)    Financial data schedule (filed herewith)

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ACTION PRODUCTS INTERNATIONAL, INC.
                                             a Florida corporation

Date: April 3, 2000                          By:   /s/ RONALD S. KAPLAN
      -------------------                          --------------------
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

Signature                                   Title                               Date

/s/ RONALD S. KAPLAN             Chairman of the Board/                         April 3, 2000
-----------------------------    President/Chief Executive                      --------------
Ronald S. Kaplan                 Officer/ Director


/s/ TIMOTHY L. YOUNG             Chief Financial Officer/                       April 3, 2000
--------------------             Secretary (Chief Accounting Officer)           --------------
Timothy L. Young

                       ACTION PRODUCTS INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

                                 C O N T E N T S
                                 ---------------

                                                                     Page
                                                                    Number

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-1


FINANCIAL STATEMENTS

   Balance Sheet                                                     F-2-3

   Statements of Operations                                          F-4

   Statements of Changes in Shareholders' Equity                     F-5

   Statements of Cash Flows                                          F-6

   Notes to Financial Statements                                     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Action Products International, Inc.
Orlando, Florida

We have audited the accompanying balance sheet of Action Products International, Inc. as of December 31, 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Products International, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida
February 4, 2000

                       ACTION PRODUCTS INTERNATIONAL, INC.

                                  BALANCE SHEET

                                December 31, 1999

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $ 1,053,600
    Accounts receivable, net of an allowance
       for doubtful accounts of $57,300                                 956,700
    Inventories, net                                                  1,416,300
    Prepaid expenses and other assets                                   178,800
                                                                    -----------

                         TOTAL CURRENT ASSETS                         3,605,400
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                 67,400
    Building and building improvements                                1,020,300
    Equipment                                                           499,300
    Furniture and fixtures                                              162,900
                                                                    -----------
                                                                      1,749,900
    Less accumulated depreciation and amortization                     (777,900)
                                                                    -----------

                         NET PROPERTY, PLANT AND EQUIPMENT              972,000

OTHER ASSETS                                                            691,800
                                                                    -----------

                                              TOTAL ASSETS          $ 5,269,200
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $   165,900
    Accrued expenses                                                    306,100
    Accrued payroll and related                                          27,200
    Current portion of mortgage payable                                  19,000
    Borrowings under line of credit                                     516,000
    Income taxes payable                                                101,000
    Deferred revenue                                                     25,000
                                                                    -----------
                                 TOTAL CURRENT LIABILITIES            1,160,200

MORTGAGE PAYABLE                                                        712,400

DEFERRED INCOME TAXES                                                    14,000

DEFERRED REVENUE                                                        175,000
                                                                    -----------

                                         TOTAL LIABILITIES            2,174,400
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $.001 par value; 15,000,000
       shares authorized; 2,007,400 shares
       issued and outstanding                                             2,000
    Additional paid-in capital                                        3,524,200
    Retained earnings                                                   215,500
    Stock subscription receivable                                      (534,100)
                                                                    -----------

                                     TOTAL SHAREHOLDERS' EQUITY       3,207,600
                                                                    -----------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 5,269,200
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                       ACTION PRODUCTS INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1999 and 1998

                                                                                                  1999                     1998
                                                                                               -----------              -----------
NET SALES                                                                                      $ 5,881,000              $ 5,868,800

COST OF SALES                                                                                    3,283,800                3,081,800
                                                                                               -----------              -----------

                                            GROSS PROFIT                                         2,597,200                2,787,000

OPERATING EXPENSES
    Selling                                                                                      1,394,500                1,149,000
    General and administrative                                                                   1,865,700                1,626,700
                                                                                               -----------              -----------
                                                                                                 3,260,200                2,775,800
                                                                                               -----------              -----------

                           INCOME (LOSS) FROM OPERATIONS                                          (663,000)                  11,200

OTHER INCOME (EXPENSE)
    Interest expense                                                                               (96,000)                 (75,000)
    Gain on disposition of assets                                                                     --                     97,100
    Interest income                                                                                172,100                  114,000
    Other income                                                                                   157,400                   54,700
                                                                                               -----------              -----------
                                                                                                   233,500                  190,800
                                                                                               -----------              -----------
                               INCOME (LOSS) BEFORE
                         PROVISION fOR INCOME TAXES                                               (429,500)                 202,000

PROVISION (BENEFIT) FOR INCOME TAXES
    Current                                                                                        127,000                     --
    Deferred                                                                                      (324,000)                  72,000
                                                                                               -----------              -----------
                                                                                                  (197,000)                  72,000
                                                                                               -----------              -----------

                                 NET INCOME (LOSS)                                             $  (232,500)             $   130,000
                                                                                               ===========              ===========

INCOME (LOSS) PER SHARE
    Basic                                                                                      $     (0.14)             $      0.08
                                                                                               ===========              ===========
    Diluted                                                                                    $     (0.14)             $      0.06
                                                                                               ===========              ===========

    The accompanying notes are an integral part of the financial statements.

                       ACTION PRODUCTS INTERNATIONAL, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                               Common Stock
                                              $.001 Par Value            Additional                       Stock          Total
                                            --------------------          Paid-In        Retained      Subscription   Shareholders'
                                            Shares        Amount          Capital        Earnings        Receivable      Equity
                                            ------        ------          -------        --------        ----------      ------
BALANCE - DECEMBER 31, 1997                1,624,900     $     1,600    $ 3,008,300     $   318,000     $  (113,200)    $ 3,214,700

COLLECTION OF STOCK
SUBSCRIPTIONS                                   --              --             --              --            69,500          69,500

NET INCOME                                      --              --             --           130,000            --           130,000
                                         -----------     -----------    -----------     -----------     -----------     -----------


BALANCE - DECEMBER 31, 1998                1,624,900           1,600      3,008,300         448,000         (43,700)      3,414,200


COLLECTION OF STOCK
SUBSCRIPTIONS                                   --              --             --              --            44,500          44,500


ISSUANCE OF COMMON
SHARES UPON EXERCISE                         388,000             400        534,500            --          (534,900)           --
OF OPTIONS

CANCELLATION OF COMMON                        (5,500)           --          (18,600)           --              --           (18,600)
STOCK

NET LOSS                                        --              --             --          (232,500)           --          (232,500)
                                         -----------     -----------    -----------     -----------     -----------     -----------


BALANCE - DECEMBER 31, 1999                2,007,400     $     2,000    $ 3,524,200     $   215,500     $  (534,100)    $ 3,207,600
                                         ===========     ===========    ===========     ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                       ACTION PRODUCTS INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1999 and 1998

                                                                                                          1999              1998
                                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                                 $  (232,500)      $   130,000
    Adjustments to reconcile net income (loss) to net cash
       Depreciation                                                                                       109,800            83,800
       Amortization                                                                                       181,100           109,100
       Provision for bad debts                                                                             31,800              --
       Deferred income tax provision (benefit)                                                           (324,000)           72,000
       Gain on disposal of fixed assets                                                                      --             (97,100)
       Changes in:
          Accounts receivable                                                                            (458,100)          189,600
          Inventories                                                                                    (325,300)           (5,000)
          Prepaid expenses and other assets                                                               (78,700)          (41,500)
          Income taxes refundable                                                                          37,000           (37,000)
          Accrued interest receivable                                                                      36,300           (36,300)
          Other assets                                                                                   (412,200)         (419,700)
          Accounts payable                                                                                121,800           (53,600)
          Accrued expenses and payroll                                                                    186,300           (71,700)
          Income taxes payable                                                                            101,000           (37,000)
          Deferred revenue                                                                                (25,000)          (75,000)
                                                                                                      -----------       -----------

                                                 NET CASH used in OPERATING ACTIVITIES                 (1,050,700)         (289,400)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                                                         (125,700)         (116,500)
    Proceeds from sale of assets                                                                             --              97,100
    Collection of note receivable                                                                       1,464,800           385,200
                                                                                                      -----------       -----------

                                             NET CASH provided by INVESTING ACTIVITIES                  1,339,100           365,800

CASH FLOWS FROM FINANCING ACTIVITIES
    Collection of stock subscriptions receivable                                                           44,500            69,500
    Purchase of treasury stock                                                                            (18,600)             --
    Proceeds from borrowings on mortgage                                                                     --             750,000
    Repayment of mortgage principal                                                                       (16,700)           (1,900)
    Repayment of notes payable to related parties                                                            --            (600,000)
    Net change in borrowings under line of credit                                                         416,100          (491,900)
                                                                                                      -----------       -----------

                                                        NET CASH PROVIDED BY (USED IN)
                                                                  FINANCING ACTIVITIES                    425,300          (274,300)
                                                                                                      -----------       -----------

                                                            NET INCREASE (DECREASE) IN
                                                             CASH AND CASH EQUIVALENTS                    713,700          (197,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF year                                                            339,900           537,800
                                                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF year                                                              $ 1,053,600       $   339,900
                                                                                                      ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                       ACTION PRODUCTS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Description of Business

               Action Products International, Inc. (the Company) is engaged in the design, manufacture and sale of toys, books, and other educational and entertainment products. The Company also sells promotional products. The Company's products are wholesaled worldwide to educational and leisure industry retailers.

               Cash and Cash Equivalents

               For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

               Inventories

               Inventories, which consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market. The inventory valuation allowance at December 31, 1999 was approximately $136,000.

               Property, Plant and Equipment

               Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

                              Building                            40   Years
                              Building improvements             6-12   Years
                              Furniture and fixtures               5   Years
                              Equipment                          5-7   Years

               Other Assets

               Other assets consist of costs associated with molds and dies for form-pressed toys, purchased text for the Company's books, and license fees for the use of the Discovery Channel(R) name on the packaging of certain educational toys. These assets are amortized on a straight-line basis over their useful lives as follows:

                              Molds and dies                       5    Years
                              Text                              3-10    Years
                              License fees                         1    Year

               In the event a product is discontinued and the associated costs are not fully amortized, the unamortized portion is charged to expense at the time the product is discontinued.

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               The Company assesses the recoverability of intangible assets if facts and circumstances suggest that their carrying amount may have been impaired. In making its assessment, the Company gives consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets, and other factors that may affect the recoverability of such assets. If such an assessment indicates that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets is reduced.

               Deferred Revenue

               In December 1997, the Company entered into an agreement with the purchaser of certain of the Company's assets associated with its snack food product line (see Note 3). The agreement provides for, among other things, the Company to receive compensation of $250,000 in exchange for ceasing its activities related to the manufacture and sale of freeze-dried snack foods for a period of ten years. The agreement also provides for compensation of $50,000 in exchange for making certain information available to the purchaser during 1998. The Company recorded these amounts as deferred revenue at December 31, 1997 and is amortizing them into income using the straight-line method over the terms specified in the agreement. As of December 31, 1999, deferred revenue was $200,000.

               Comprehensive Income

               The Company has no accumulated or current items of comprehensive income that are excluded from net income. Accordingly, the Company has not presented a statement of comprehensive income.

               Revenue Recognition

               The Company recognizes revenue from the sale of its products when goods are shipped to customers.

               Income Taxes

               The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note
               7).

               Net Income Per Share

               Basic earnings per share are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common share equivalents arising out of stock options, warrants, and convertible debt. Common share equivalents were not considered in the diluted earnings per share calculation for 1999 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 1999 were calculated based on 1,681,000 weighted average common shares outstanding during the year.

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for 1998:

                                                                         Year Ended December 31, 1998
                                                            --------------------------------------------------------
                                                                 Income              Shares            Per-Share
                                                              (Numerator)        (Denominator)          Amount
                                                            ----------------- --------------------- ----------------
               Basic EPS
                  Net Income                                  $    130,000          1,624,900            $0.08
                                                                                                    ================
               Effect of Dilutive Securities
                  Common Stock Options and
                      Warrants                                        -               300,500
                  9% Convertible Notes Due to
                      Related Parties                               29,700            863,600
                                                            ----------------- ---------------------
               Diluted EPS
                  Net Income Plus Assumed
                      Conversions                             $    159,700          2,789,000            $0.06
                                                            ================= ===================== ================

               Options to purchase 634,000 shares of common stock at approximately $3.50 per share were outstanding during 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire from 1999 to 2003.

               Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Credit Risk and Fair Value of Financial Instruments

               Financial instruments, which potentially subject the Company to concentrations of credit risk at December 31, 1999, include trade receivables and approximately $1,055,000 of cash deposited in money market mutual funds. The money market funds are not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds. Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company's large number of customers and their geographical dispersion.

               The carrying values of cash and cash equivalents, mortgage payable and the line of credit approximate their fair values.

               Reclassifications

               Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

NOTE 2 -       RELATED-PARTY TRANSACTIONS

               During 1998, the conversion features related to approximately $600,000 of certain notes payable to related parties were exchanged for an equivalent number of warrants. The Company has reserved from its authorized but unissued shares of common stock 1,036,300 shares for use in the event the warrants are exercised. The warrants are exercisable at $0.579 per share.

               Cash paid for interest on notes payable to related parties during the year ended December 31, 1998, was approximately $49,900.

               The Company had stock subscriptions receivable from related parties of approximately $534,100 and $43,700 as of December 31, 1999 and 1998, respectively.

NOTE 3 -       NOTES RECEIVABLE

               In connection with the sale of certain assets during December 1997, the Company received notes aggregating $1,850,000. The notes accrued interest at a rate approximating 10% and provided for principal and interest payments of approximately $400,000 per year, with the final payment due in March 2004. During the year ended December 31, 1999, the purchaser paid off the principal amount of the notes receivable due to the Company.

NOTE 4 -       MORTGAGE PAYABLE

               In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. A balloon payment of approximately $513,500 is due in 2009. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintains a minimum working capital and net worth, and a maximum debt to net worth ratio. The proceeds from this borrowing were used to repay notes payable to related parties of $600,000 and to provide additional permanent working capital. The outstanding principal balance due on the mortgage payable at December 31, 1999 was $731,400.

               Maturities on long-term debt and obligations are approximately as follows:

                         Year Ending
                         December 31,                              Amount
                     ---------------------                    ---------------
                            2000                              $     19,000
                            2001                                    20,500
                            2002                                    22,100
                            2003                                    23,800
                            2004                                    25,700
                         Thereafter                                620,300
                                                              ---------------
                                                              $    731,400
                                                              ===============

               Cash paid for interest on the mortgage payable during the years ended December 31, 1999 and 1998, approximated $56,300 and $4,200, respectively.

               Cash paid for interest on all borrowing arrangements were approximately $85,800 and $75,000 in 1999 and 1998, respectively.

NOTE 5 -       CREDIT LINE

               The Company maintains a line of credit with a financial institution under a revolving loan agreement, which matures in April 2000. The borrowing limit as of December 31, 1999 was $1,000,000. Borrowings are collateralized by all accounts receivable and inventories, and interest is payable monthly at the financial institution's prime rate (8.5% at December 31, 1999). The agreement provides that, among other things, the Company maintains a minimum working capital and net worth and a maximum debt to net worth ratio as defined in the agreement. The agreement also prohibits additional indebtedness in excess of $200,000 in aggregate. At December 31, 1999, the Company had $516,000 of borrowings under the line of credit.

NOTE 6 -       GAIN ON DISPOSITION OF ASSETS

               During 1998, the Company sold assets related to its silkscreen product line, which had been abandoned in 1997.

NOTE 7 -       INCOME TAXES

               Significant components of the Company's deferred tax liabilities and assets at December 31, 1999, are approximately as follows:

                   Deferred Tax Liabilities
                   ------------------------
                       Amortization                               $    (31,000)

                   Deferred Tax Assets
                   -------------------
                       Bad debt allowance                               17,000
                       Inventory reserves                               40,000
                       Depreciation                                     11,000
                                                                  --------------
                             Gross deferred tax assets                  68,000
                       Valuation allowance                             (51,000)
                                                                  --------------
                             Net deferred tax assets                    17,000
                                                                  --------------

                                     Net deferred taxes           $    (14,000)
                                                                  ==============

               During 1999, deferred tax asset valuation allowance decreased by $39,000.

               The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

                                                                                  1999              1998
                                                                             ---------------    --------------
                   Federal provision (benefit) expected at
                       statutory rates                                       $    (146,000)     $    70,000
                   Alternative minimum tax, depreciation, meals
                   Income not subject to tax                                       (38,000)          -
                   Tax effects of net operating loss                                -                (3,000)
                                                                             ---------------    --------------
                             Provision for income taxes                      $    (197,000)     $    72,000
                                                                             ===============    ==============

               The Company had no foreign operations subject to foreign income taxes. During 1999, the Company recognized approximately $113,000, which resulted from expiration of certain contingencies related to a refund from a taxing authority. This amount is reflected in other income in the statements of operations.

               Income taxes paid in cash were approximately $10,000 and $37,000 during the years ended December 31, 1999 and 1998, respectively.

NOTE 8 -       INTERNATIONAL SALES

               International sales amounted to approximately $412,000 and $382,000 in 1999 and 1998, respectively. All foreign transactions are transacted in U.S. dollars.

NOTE 9 -       SHAREHOLDERS' EQUITY

               Employee Stock Ownership Plan

               The Company has an Employee Stock Ownership Plan (the ESOP), which covers substantially all employees. The ESOP provides that, among other things, contributions to the ESOP shall be determined by the Board of Directors prior to the end of each year and that the contributions may be paid in cash, Company stock or other property at any time within the limits prescribed by the Internal Revenue Code. At December 31, 1999, the ESOP held approximately 24,077 shares of the Company's common stock. No shares were contributed in 1999 or 1998.

               1996 Stock Option Plan

               On May 28, 1996, the Company's Board of Directors adopted the "1996 Stock Option Plan" (the SOP). Under the SOP, the Company has reserved an aggregate of 900,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 1999 and 1998, a total of 60,000 and 130,000 options, respectively, were issued under the SOP at a weighted average exercise price of approximately $3.50 per share. As of December 31, 1999, there were 614,000 SOP options.

               Other Stock Options

               In addition to the SOP options, the Company had other options outstanding. All outstanding stock options not granted under the SOP were exercisable at $1.38 per share. As of December 31, 1998, there were 388,000 other options outstanding. During 1999, all of these stock options were exercised at an aggregate exercise price of $534,900, all of which was in the form of subscriptions receivable.

               There was an aggregate of 614,000 stock options outstanding at December 31, 1999. The options expire as follows: 504,000 in 2001; 70,000 is 2003; and 40,000 in 2004. In the event of a change in the Company's control, the options may not be callable by the Company. The following table summarizes the aggregate stock options activity for the years ended December 31, 1999 and 1998:

                                                                                                     Weighted
                                                                           Shares Under               Average
                                                                              Option              Exercise Price
                                                                          ----------------       ------------------
                   Outstanding at December 31, 1997                             897,000                $2.58
                   Grants                                                       130,000                $3.58
                   Cancellations                                                 (5,000)               $3.50
                                                                          ----------------       ------------------
                   Outstanding at December 31, 1998                           1,022,000                $2.70
                   Grants                                                        70,000                $3.64
                   Exercises                                                   (388,000)               $1.38
                   Cancellations                                                (90,000)               $3.72
                                                                          ----------------       -----------------
                   Outstanding at December 31, 1999                             614,000                $3.50
                                                                          ================

               The exercise price for options outstanding at December 31, 1999, was $3.50. The weighted average term over which the options may be exercised is 2.2 years.

               Additionally, the Company has outstanding warrants for the purchase of up to 1,036,300 of its common shares (see Note 2).

               Total subscriptions receivable as of December 31, 1999, were $534,100 and were receivable from related parties. Payments of stock subscriptions receivable of $44,500 and $69,500 were collected in 1999 and 1998, respectively.

               Financial Accounting Standards Board pronouncement FAS No. 123, "Accounting for Stock-Based Compensation," (FAS 123) requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the "pro-forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations, as shown below:

                                                                                  1999               1998
                                                                              --------------     --------------
                  Net income (loss)               As reported                  $(232,500)          $ 130,000
                                                  Pro forma                    $(367,900)          $(166,700)

                  Income (loss) per share         Basic
                                                  -----
                                                       As reported             $   (0.14)          $    0.08
                                                       Pro forma               $   (0.22)          $   (0.10)
                                                  Diluted
                                                  -------
                                                       As reported             $   (0.14)          $    0.06
                                                       Pro forma               $   (0.22)          $   (0.10)

               The Company's weighted-average assumptions used in the pricing model and resulting fair values were as follows:

                                                          1999        1998
                                                         -----        -----
                  Risk-free rate                          7.5%        6.50%
                  Expected option life (in years)         4.40        4.25
                  Expected stock price volatility         136%        152%
                  Grant date value                       $2.13        $2.08


NOTE 10 -      EMPLOYEE BENEFIT PLANS

               The Company has a 401(k) employee benefit plan (the Plan), which covers substantially all employees. Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company's Board of Directors. The Company charged approximately $14,800 and $17,700 in 1999 and 1998, respectively, to operations for its contributions to the Plan.

NOTE 11 -      OTHER COMMITMENTS AND CONTINGENCIES

               Operating Leases

               During 1998, the Company entered into a noncancellable-operating lease for office space, which expires in November 2003. In addition, the Company leases certain vehicles under noncancellable operating leases expiring through 2002. Approximate minimum future lease payments due under these operating leases, are as follows:

                                  Year Ending
                                  December 31,                 Amount
                           --------------------------      ---------------
                                     2000                  $    107,500
                                     2001                        86,000
                                     2002                        82,100
                                     2003                        60,100
                                                           ---------------
                                                           $    335,700
                                                           ===============

               During 1999 and 1998, approximately $66,000 and $64,000, respectively, were charged to operations for rent expense related to the operating leases.

               Legal and Regulatory Proceedings

               The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities. Such matters are subject to many uncertainties, and outcomes are not currently predictable. Consequently, it is not practical to estimate a range of possible loss from the final disposition of these matters, and losses, if any, could be material with respect to earnings in a given period. However, management is of the opinion that the resolution of these matters will not result in any significant liability to the Company in relation to its financial position or liquidity.

               Licensing Agreement

               During 1998, the Company entered into a three-year licensing agreement with Discovery Communications, Inc., which provides for, among other things, the Company's right to utilize intellectual properties surrounding the Discovery Channel(TM) brand. As defined in the agreement, the Company agreed to pay royalties totaling a minimum of $300,000 over the term of the agreement based on the expected sales of the product line bearing the Discovery Channel(TM) name.