Form 10QSB
period 2000-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2000-05-15
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000                       Commission File Number
                                                Registration Number 2-93512-A



                       ACTION PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)




          Florida                                         59-2095427
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

             390 N. Orange Ave., Suite 2185, Orlando, Florida, 32801
               (Address of principal executive offices, Zip Code)


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


                        YES      X           NO
                              ------            ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.


          Class                                 Outstanding at March 31, 2000
Common Stock, $.001 par value                             2,007,400

                                    I N D E X

   PART I.      FINANCIAL INFORMATION                                                        Page
                                                                                            Number
   Item 1.      Financial Statements
                Condensed balance sheets - March 31, 2000
                    and December 31, 1999 (unaudited)                                         3

                Condensed statements of income and changes in
                    Retained earnings  - Three months ended
                    March 31, 2000 and 1999 (unaudited)                                       4

                Condensed statements of cash flows for the three months
                    ended March 31, 2000 and March 31, 1999 (unaudited)                       5

                Condensed Statement of Stockholders' Equity from
                    January 1, 2000 through March 31, 2000 (unaudited)                        6

                Notes to unaudited condensed financial statements                             7

   Item 2.      Management's Discussion and Analysis of Financial Condition,
                Results of Operations and Liquidity and Capital Resources                     8


   PART II.     OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K                                             14

                SIGNATURE PAGE                                                               15


                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                           March 31, 2000            December 31, 1999
Current assets:
  Cash and cash equivalents                                                $   779,200                   $ 1,053,600
  Accounts receivable, net of allowance of
    $57,300 at March 31, 2000 and
    December 31, 1999                                                        1,147,800                       956,700
  Inventories, net                                                           1,357,500                     1,416,300
  Prepaid expenses                                                             328,000                       178,800
                                                                           -----------                   -----------

    Total Current Assets                                                     3,612,500                     3,605,400

Property, plant and equipment, net of
  accumulated depreciation of $806,100 at
  March 31, 2000 and $777,900 at
  December 31, 1999                                                            953,300                       972,000
Other assets                                                                   642,000                       691,800
                                                                           -----------                   -----------

    TOTAL ASSETS                                                             5,207,800                     5,269,200
                                                                           ===========                   ===========

Current liabilities:
 Accounts payable & accrued expenses                                           301,700                       600,200
 Deferred Revenue                                                               25,000                        25,000
 Current portion of mortgage payable                                            18,700                        19,000
 Borrowings under line of credit                                               722,000                       516,000
                                                                           -----------                   -----------
    Total Current Liabilities                                                1,067,400                     1,160,200

Long term liabilities:
  Mortgage payable                                                             708,200                       712,400
  Deferred Revenue                                                             168,800                       175,000
  Deferred Income Taxes                                                         14,000                        14,000

Shareholder's equity:
Common stock $.001 par value authorized
  15,000,000; 2,007,400 issued and
  outstanding at March 31,2000 and
  December 31, 1999                                                              2,000                         2,000
Additional paid-in capital                                                   3,524,200                     3,524,200
Retained Earnings                                                              247,700                       215,500
Stock Subscriptions Receivable                                                (524,500)                     (534,100)
                                                                           -----------                   -----------

     Total Shareholders' Equity                                              3,249,400                     3,207,600
                                                                           -----------                   -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                        5,207,800                     5,269,200
                                                                           ===========                   ===========


                             See Accompanying Notes

                             ACTION PRODUCTS INTERNATIONAL, INC.
                          CONDENSED STATEMENTS OF INCOME AND CHANGES
                                     IN RETAINED EARNINGS
                                         (UNAUDITED)


                                                   Three months ended March 31,
                                                  -----------------------------
                                                      2000             1999
                                                      ----             ----

Net sales                                         $ 1,470,200       $ 1,186,900
Cost of sales                                         715,800           566,200
                                                  -----------       -----------

Gross profit                                          754,400           620,700

Selling, general &
 administrative expenses                              751,900           673,000

Other (expenses) income
   Other                                               77,000            40,400
   Interest expense                                   (34,200)          (15,500)
                                                  -----------       -----------
Total                                                  42,800            24,900

Income (loss) before income taxes                      45,300           (27,400)

Provision for income taxes                             13,100              --
                                                  -----------       -----------

Net income (loss)                                 $    32,200       $   (27,400)
                                                  -----------       -----------

Beginning retained earnings                           215,500           448,000
                                                  -----------       -----------

Ending retained earnings                          $   247,700       $   420,600
                                                  ===========       ===========

Net income (loss) per share
  Basic                                           $      0.02       $     (0.02)
  Diluted                                         $      0.01             (0.02)
                                                  ===========       ===========

Weighted average number
 of common shares outstanding
  Basic                                             2,007,400         1,624,900
                                                  ===========       ===========
  Diluted                                           2,785,600         1,624,900
                                                  ===========       ===========



                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    Three months ended March 31,
                                                                                                    ----------------------------
                                                                                                     2000                   1999
                                                                                                     ----                   ----
Cash flows from operating activities:
          Net income (loss)                                                                    $    32,200              $   (27,400)
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:

        Depreciation and amortization                                                               84,900                   65,700

Changes in assets and liabilities:
        Current assets, other than
            cash and cash equivalents                                                             (281,500)                (264,800)

        Other assets                                                                                (6,900)                 (53,900)

        Current liabilities and deferred taxes                                                    (304,700)                  14,000
                                                                                               -----------              -----------

  Net cash used in operating activities                                                           (476,000)                (266,400)
                                                                                               ===========              ===========

  Net cash used in investing activities                                                             (9,500)                 (40,300)
                                                                                               ===========              ===========

  Net cash provided by (used in) financing activities                                              211,100                  316,800
                                                                                               ===========              ===========

  Net decrease in cash and cash equivalents                                                       (274,400)                  10,100

Cash and cash equivalents at beginning of period                                                 1,053,600                  339,900
                                                                                               -----------              -----------

Cash and cash equivalents at end of period                                                     $   779,200              $   350,000
                                                                                               ===========              ===========

Supplemental disclosures - cash paid for
      Interest                                                                                 $    34,200              $    15,500
      Taxes                                                                                    $   101,000              $    10,000



                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                 EQUITY December 31, 1999 through March 31, 2000
                                   (Unaudited)

                                               Common Stock
                                             $.001 Par Value             Additional                       Stock           Total
                                          --------------------            Paid-In         Retained     Subscription    Shareholders'
                                           Shares           Amount        Capital         Earnings      Receivable       Equity
                                           ------           ------        -------         --------      ----------       ------
BALANCE -                                 2,007,400      $    2,000      $3,524,200      $  215,500      $ (534,100)      $3,207,600
DECEMBER 31, 1999

COLLECTION OF
STOCK                                          --              --              --              --             9,600            9,600
SUBSCRIPTIONS

NET INCOME                                     --              --              --            32,200            --             32,200
                                         ----------      ----------      ----------      ----------      ----------       ----------

BALANCE - MARCH 31, 2000                  2,007,400      $    2,000      $3,524,200      $  247,700      $ (524,500)      $3,249,400
                                         ==========      ==========      ==========      ==========      ==========       ==========


                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Condensed financial statements
In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at March 31, 2000 and the results of its operations and cash flows for the first quarter ending March 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2.  Year 2000
The Company concluded its efforts concerning its exposure relative to year 2000 issues for both information and non-information technology systems. Management actively monitors the status of the readiness program of the Company. The Company`s out of pocket costs associated with becoming Year 2000 compliant were approximately $15,000. These costs were expensed as incurred, and the Company does not anticipate any additional material expenditure as a result of Year 2000 issues.

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

3.  Renewal of Line of Credit
During May 2000, the Company obtained an extension of the maturing date of its line of credit though May 2001, unsubstantially the same terms as previously existed. The only significant change was an interest rate change from prime to prime plus 1%.

4.  Earnings per share
Common stock equivalents were not included in the presentation of diluted earnings per share for the period ending March 31, 1999, as their effect would have been anti-dilutive.

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Forward-looking Statements:
Any statements that are not historical facts contained in this discussion are forward looking statements. It is possible that the assumptions made by management for purposes of such statements may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements may involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, and intellectual property rights and the outcome of competitive products, risks in product development, the results of financing efforts, the ability to complete transactions, and other risks identified in "Factors That May Affect Future Results and Market Price of Stock" and the Company's other Securities and Exchange Commission filings.

Results of Operations:

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

         Revenues. Revenues increased to $1,470,200 during the first quarter ended March 31, 2000 compared with revenues of $1,186,900 during the first quarter of 1999. Management attributes the 23.9% increase in revenues to a diversification of product lines and the success of the Company's products at the 2000 Toy Fair in New York City. With the strengthening of the Companies branding, sales to museums continue to increase.

         The Company continues to diversify its distribution channels and reduce its dependence on any one product or market. The continued improvements to the Company's sales systems have eased diversification into new markets, particularly the Company's increasing penetration into the specialty toy market.

         Gross Profit. In addition to sales growth generated within certain target markets, management credits its proprietary brands with generating improved margins. There was a slight decrease in gross margins to 51.3% during the first quarter of 2000, compared with 52.3% for the first quarter of 1999.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses increased to $751,9000 during the first quarter of 2000 from $673,000 during the first quarter of 1999, an 11.7% increase. This increase in SG&A is primarily as result of the Company's headquarters moving from Ocala, Florida to Orlando, Florida, and the relocation of staff. Management's planned efforts to decrease selling, general and administrative expenses include reducing future costs in certain areas such as staffing, outside labor, bank charges.

         Interest Expense and Other Income. Interest expense related to current and long-term debt was approximately $34,200 during the first quarter of 2000 compared with $15,500 during the first quarter of 1999. This increase is due primarily to the additional borrwings that were need for in-tranist inventories and the build up of inventory levels.

         Other income was $77,000 during the first quarter of 2000 and $40,400 during the first quarter of 1999. This increase is due to investment income received.

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)

         Other income and expenses are netted for financial statement purposes. This amount has historically been. Insignificant and represented less than three percent of net sales in each of the last two fiscal years.

         Income Before Provision for Income Taxes and Net Income. As a result of the foregoing, the Company had income before taxes of $45,300 during the first quarter of 2000 compared with a net loss of $27,400 during the first quarter of 1999. The Company made a $13,100 provision for income taxes during the first quarter of 2000, so the Company's net income for the first quarter of 2000 was $32,200.

Financial Condition, Liquidity and Capital Resources:

As of March 31, 2000, current assets were $3,612,500 compared to current liabilities of $1,067,400 resulting in a current ratio of better than 3.4:1. Total assets decreased to $5,207,800 from $5,269,200 at December 31, 1999. Current liabilities decreased $92,800. Current assets increased $7,100 due primarily to increases in accounts receivable.

Net accounts receivable and inventories were $1,147,800 and $1,357,500, respectively, at March 31, 2000, compared to $956,700 and $1,416,300, respectively, at December 31, 1999. The difference between the three months ending March 31, 2000, was a result of the Company's normal business cycle.

Cash and cash equivalents were $779,200 at March 31, 2000, a decrease of $274,400 from December 31, 1999, as a net result of prepayments of inventory in transit and other reductions in liabilities.

Net property, plant and equipment decreased from $972,000 at December 31, 1999 to $953,300 at March 31, 2000, a decrease of $18,700 or 1.9%. The Company recorded depreciation of $28,200 during the first quarter of 2000. The Company made capital expenditures in the amount of $9,500 during the first quarter of 2000 to purchase networking computers for the accounting and art departments. Other assets decreased from $691,800 at December 31, 1999 to $642,000 at March 31, 2000, a decrease of $49,000 or .1%

Accounts payable and accrued expenses decreased $298,500 to $301,700 at March 31, 2000 from $600,200 at December 31, 1999 due primarily to payments of liabilities to vendors. Net borrowings under the line of credit increased to $722,000 at March 31, 2000 from $516,000 at December 31, 1999 due primarily to the receipt of and payment for in-transit inventory during the quarter.

Cash used in operations was $476,000 for the three months ended March 31, 2000, as compared to $266,400 for the comparable period in 1999, due primarily to sales on credit and the increase of inventory levels in anticipation of the upcoming seasonal spike in business. Also, the Company used cash from operations during this period to make a tax payment of $101,000 for the gain on the sale of Action SnacksTM.

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)

During May 2000, the Company obtained an extension of the maturing date of its line of credit though May 2001, at substantially the same terms as previously existed. The only significant change was an interest rate change from prime to prime plus 1%.

Shareholders' equity at March 31, 2000 increased by $41,800 as a combined result of the net income and collections of stock subscriptions receivable.

Factors That May Affect Future Results and Market Price of Stock:
The Company is operating in a rapidly changing environment, which involves a number of risk, some of these the Company controls. The following indicate some of these risks:

                  Concentration of Stock Ownership. The Companies present Officers and Directors beneficially own approximately 65 % of the outstanding common stock. As a result, current management will be substantially able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

                  No Dividends. The Company expects that it will retain all available earnings generated by operations for the development and growth of its business. Accordingly, the Company does not anticipate paying any cash dividends on its common stock.

                  Dilution. The Company's Articles of Incorporation authorizes the issuance of Shares of common and preferred stock. As of March 27, 2000, the Company has 2,007,400 shares of its common stock issued and outstanding and has not issued any preferred stock. The Company's Board has the ability, without further shareholder approval, issue up to 12,974,667 additional shares of common stock, with preferences designed by the Board of Directors. As such issuance may result in a reduction of the book value or market price, of the outstanding common shares. Issuance of the additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

                  Anti-Takeover Provisions. The foregoing provision in the Company's Articles of Incorporation (namely the ability, without further shareholder approval) to issue additional shares of common stock and/or preferred stock with rights and preferences determined by the Board of Directors could be used as anti-takeover measures. These provisions could prevent or discourage or delay a non-negotiated change in control and result in shareholders receiving less for their common stock than they otherwise might in the event of a takeover.

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)

            Changing Consumer Preferences, reliance on New Product Introduction. As a result of changing consumer preferences, many toys are successfully marketed for only one or two years, if at all. There can be no assurance that
(i) any of the Company's current successful products or product lines will continue to be popular with consumers for any significant period of time or (ii) new products and product lines introduced by the Company will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Furthermore, sales of the Company's existing products could possibly decline over time and may decline at rates faster than expected. The Company's success is dependent upon the Company's ability to enhance existing product lines and develop new products and product lines. The failure of the Company's new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's financial condition and results of operations.

            Liquidity. Effective May 8, 2000, the Company entered into an agreement with SouthTrust Bank pursuant to which SouthTrust provides a revolving line of credit for up to $1 million (the "Revolver"). Borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures April 17, 2001 and contains covenants relating to the condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date will be accelerated. The Company is currently negotiating a new line of credit.

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

            Acquisition Risks. The Company may from time to time evaluate and pursue acquisition opportunities on terms management considers favorable to the Company. A successful acquisition involves an assessment of the business condition and prospects of the acquisition target, which includes factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review it believes to be generally consistent with industry practices. This ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)

review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the acquisition target to assess fully its deficiencies. There can be no assurance that any such acquisition would be successful or that the operations of the acquisition target could be successfully integrated with the Company's operations. Any unsuccessful acquisition could have a material adverse effect on the Company.

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

Sales tend to be lowest in the first and third quarters and highest in the second and forth quarters of the calendar year. Products are generally shipped as orders are received and accordingly the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. If sales or timing of orders fall below the Company's expectations, operating results could be adversely affected for relevant quarters and for the year if expenses based on these expectations have already been incurred. Further, due to the seasonality of the business, cash flow tends to be negative during the first and third quarters when inventory and accounts receivable have historically increased in anticipation of the seasonally higher product sales in the second and forth quarters. Cash flow requirements during these periods are funded by the revolving line of credit that the Company has with its bank. Should the Company not have a sufficient line of credit available during the year, it could have a material adverse effect on the Company's results of operations due to its limited ability to

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)

internally finance the growth in inventory and accounts receivables necessary to generate a positive net income.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits
         27.1 Financial Data Schedule

A.       Reports on Form 8-K
         None.

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Action Products International, Inc.


 Date:   May 12, 2000        By:     /s/ Ronald Kaplan
       --------------              ----------------------------------
                                    Ronald Kaplan, President

 Date:   May 12, 2000        By:     /s/ Timothy L. Young
       --------------              -------------------------------------
                                    Timothy L. Young, Chief Financial Officer
                                    (Chief Accounting Officer)