Form 10QSB
period 2000-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2000-08-07
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission file number: 0-13118



                       ACTION PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                 Florida                                59-2095427
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

390 North Orange Avenue, Ste #2185, Orlando, Florida               32801
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (407) 481-8007


Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   YES [ X ]              NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000.



                 Class                            Outstanding at July 31, 2000
      Common Stock, $.001 par value                       2,007,400

PART I.         FINANCIAL INFORMATION                                                       Page
                                                                                           Number
                                                                                           ------
   Item 1.      Financial Statements

                Condensed balance sheets - June 30, 2000(unaudited)
                    and December 31, 1999                                                     3

                Condensed statements of operations  - Three months and
                    six months ended June 30, 2000 and 1999 (unaudited)                       4

                Condensed statements of cash flows for the six months
                    ended June 30, 2000 and 1999 (unaudited)                                  5

                Condensed Statement of Changes in Stockholders' Equity from
                    December 31, 1999 through June 30, 2000 (unaudited)                       6

                Notes to unaudited condensed financial statements                             7

   Item 2.      Management's Discussion and Analysis of Financial Condition,
                Results of Operations and Liquidity and Capital Resources                     8


PART II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K                                             14

                SIGNATURE PAGE                                                               14


                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    June 30, 2000          December 31, 1999
                                                      (unaudited)
Current assets:
  Cash and cash equivalents                             $   895,800               $ 1,053,600
  Accounts receivable, net of allowance of
   $64,300 at June 30, 2000 and $57,300 at
    December 31, 1999                                     1,465,700                   956,700
  Inventories, net                                        1,214,300                 1,416,300
  Prepaid expenses and other assets                         286,400                   178,800
                                                 --------------------    ----------------------

    Total Current Assets                                  3,862,200                 3,605,400

Property, plant and equipment, net of
  accumulated depreciation of $840,200 at
  June 30, 2000 and $777,900 at
  December 31, 1999                                         976,600                   972,000
Other assets                                                610,200                   691,800
                                                 --------------------    ----------------------

    TOTAL ASSETS                                         $5,449,000               $ 5,269,200
                                                 ====================    ======================

Current liabilities:
 Accounts payable & accrued expenses                     $  447,000               $   600,200
 Deferred Revenue                                            25,000                    25,000
 Current portion of mortgage payable                         19,600                    19,000
 Borrowings under line of credit                            782,000                   516,000
                                                 --------------------    ----------------------

    Total Current Liabilities                             1,273,600                 1,160,200

Long term liabilities:
  Mortgage payable                                          703,000                   712,400
  Deferred Revenue                                          162,500                   175,000
  Deferred Income Taxes                                      13,500                    14,000

Shareholders' equity:
Common stock $.001 par value authorized
  15,000,000; 2,007,400 issued and
  outstanding at June 30, 2000 and
  December 31, 1999                                           2,000                     2,000
Additional paid-in capital                                3,524,200                 3,524,200
Retained Earnings                                           294,700                   215,500
Stock Subscriptions Receivable                             (524,500)                 (534,100)
                                                 --------------------    ----------------------

     Total Shareholders' Equity                         $ 3,296,400               $ 3,207,600
                                                 --------------------    ----------------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                   $ 5,449,000               $ 5,269,200
                                                 ====================    ======================

                             See Accompanying Notes


                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended June 30           Six months ended June 30
                                                      ------------------------------    ---------------------------------
                                                           2000           1999                2000            1999
                                                      ------------------------------    ---------------------------------
Net Sales                                                 $2,050,800    $1,855,200           $3,521,000      $3,042,100
Cost of Sales                                              1,105,900       909,600            1,821,800       1,475,800
                                                      ------------------------------    ---------------------------------

Gross Profit                                                 944,900       945,600            1,699,200       1,566,300

Selling, General &
 Administrative Expenses                                     845,200       779,300            1,597,000       1,452,300

Other (expenses) income
   Other                                                       4,900        46,900               82,000          87,300
   Interest expense                                          (38,300)      (23,100)             (72,600)        (38,600)
                                                      ------------------------------    ---------------------------------
Total                                                        (33,400)       23,800                9,400          48,700

Income before income taxes                                    66,300       190,100              111,600         162,700

Provision for income taxes                                    19,300             -               32,400               -
                                                      ------------------------------    ---------------------------------

Net Income                                                $   47,000    $  190,100           $   79,200      $  162,700
                                                      ==============================    =================================


Net Income per share
  Basic                                                   $     0.02    $     0.12           $     0.04      $     0.10
                                                      ==============================    =================================
  Diluted                                                 $     0.02    $     0.07           $     0.03      $     0.06
                                                      ==============================    =================================

Weighted average number of
 common shares outstanding
  Basic                                                    2,007,400     1,619,500            2,007,400       1,622,200
                                                      ==============================    =================================
  Diluted                                                  2,727,200     2,578,400            2,727,200       2,662,900
                                                      ==============================    =================================

                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six months ended June 30
                                                                       -----------------------------------
                                                                              2000             1999
                                                                       -----------------------------------
                 Cash flows from operating activities:
                           Net income                                          $   79,200       $ 162,700
                 Adjustments to reconcile net income to net cash
                    used in operating activities:
                         Depreciation and amortization                            167,600          96,400

                 Change in assets and liabilities:
                         Increase in current assets other
                             than cash and cash equivalents                      (414,600)       (643,100)

                         Decrease in current liabilities                         (166,200)        (13,500)

                         Increase in other assets                                 (23,700)        (90,800)
                                                                       -----------------------------------

                 Net cash used in operating activities                           (357,700)       (488,300)

                 Net cash used in investing activities                            (66,900)        (63,300)

                   Net cash provided by  Financing Activities                     266,800         342,800
                                                                       -----------------------------------

                   Net decrease in cash and cash equivalents                     (157,800)       (208,800)

                 Cash and cash equivalents at start of period                   1,053,600         339,900
                                                                       -----------------------------------

                 Cash and cash equivalents at end of period                    $  895,800       $ 131,100
                                                                       ===================================

                 Supplemental disclosures - cash paid for
                       Interest                                                $   72,600       $  38,600
                       Taxes                                                   $  101,000       $  14,800

                             See Accompanying Notes


                       ACTION PRODUCTS INTERNATIONAL, INC.

             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     December 31, 1999 through June 30, 2000
                                   (Unaudited)



                                   Common Stock
                                 $.001 Par Value                                           Stock
                                                          Additional     Retained       Subscription    Total Shareholders'
                              Shares          Amount   Paid-In Capital    Earnings       Receivables          Equity
                         -----------------------------------------------------------------------------------------------------
Balance - December 31,
1999                           2,007,400     $  2,000     $   3,524,200   $   215,500    $ (534,100)    $   3,207,600
                         -----------------------------------------------------------------------------------------------------
Collection of Stock
Subscriptions                          -            -                 -             -         9,600             9,600
Net Income                             -            -                 -        79,200             -            79,200
                         -----------------------------------------------------------------------------------------------------
Balance - June 30, 2000        2,007,400     $  2,000     $   3,524,200   $   294,700    $ (524,500)    $   3,296,400
                         =====================================================================================================



                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Condensed Financial Statements - In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at June 30, 2000 and the results of its operations and cash flows for the three and six months ending June 30, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

Note 2. Year 2000 - The Company concluded its efforts concerning its exposure relative to year 2000 issues for both information and non-information technology systems. Management actively monitors the status of the readiness program of the Company. The Company`s out of pocket costs associated with becoming Year 2000 compliant were approximately $15,000. These costs were expensed as incurred, and the Company does not anticipate any additional material expenditure as a result of Year 2000 issues.

Based on operations since January 1, 2000, including the leap year date of February 29, 2000, the Company has not experienced any significant disruption or change, and does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. Additionally, the Company is not aware of any significant Year 2000 issues or problems that have arisen for its significant customers, vendors, or service providers. As there can be no assurance that the Company's efforts to achieve Year 2000 readiness have been completely successful or that customers, vendors and service providers will not experience Year 2000 related failures in the future, the Company will continue to monitor its exposure to Year 2000 issues and will leave its contingency plans in place in the event that any significant Year 2000 related issues arise.

Note 3. Basic and Diluted Earnings Per Share - Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is adjusted for the dilutive effect of stock options and warrants.

Note 4. Renewal of Line of Credit - The Company continues to have a revolving credit facility with a national banking institution that provides for available borrowings of up to $1 million, with an original maturity date of May 2000. As of June 30, 2000, there was an outstanding balance of $782,000. During May 2000, the Company obtained renewal of its line of credit through April 2001, at substantially the same terms as previously existed. The rate of interest on funds borrowed against this underlying credit facility is prime plus 1%.

Note 5. Contingencies - The Company is not party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Forward-looking Statements:
Any statements that are not historical facts contained in this discussion are forward looking statements. It is possible that the assumptions made by management for purposes of such statements may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements may involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, and intellectual property rights and the outcome of competitive products, risks in product development, the results of financing efforts, the ability to complete transactions, and other risks identified in "Factors That May Affect Future Results and Market Price of Stock" on page 10 and the Company's other Securities and Exchange Commission filings.

Results of Operations:
Revenues. Revenues increased to $2,050,800 during the second quarter ended June 30, 2000 compared with revenues of $1,855,200 during the second quarter of 1999. Revenues increased to $3,521,000 for the six months ended June 30, 2000 compared with revenues of $3,042,100 during the same period in 1999. Management attributes the 10.5% and 15.7%, respective increases in revenue to the diversification of product lines and the success of the Company's continued increase in product support and expansion. With the strengthening of the Companies branding, sales to museums and specialty retailers continue to increase.

The Company continues to diversify its distribution channels and reduce its dependence on any one product or market. The continued improvements to the Company's sales systems have eased diversification into new markets, particularly the Company's increasing penetration into the specialty toy market.

Gross Profit. Gross profit as a percentage of total revenues decreased by 4.9% to 46.1% during the second quarter of 2000 compared to 51.0% during the second quarter of 1999. Gross profit as a percentage of total revenue decreased by 3.2% to 48.3% for the six months ended June 30, 2000 compared to 51.5% during the six months ended June 30, 1999. This decrease in gross profit is primarily due to the Company's increased sales to large retail chains, as well as foreign sales, both of which resulted in lower margins, a situation which management is addressing going forward.

Selling, General, & Administrative Expenses. Selling, general, and administrative expenses increased to $845,200 during the second quarter of 2000 from $779,300 during the second quarter of 1999, an 8.5% increase. SG&A for the six months ended June 30, 2000 was $1,597,000 compared to $1,452,300 for the same period in 1999, a 10% increase. This increase in SG&A is primarily as result the increase in Freight Out expense to customers, which was affected by the increase in sales for the quarter. Management's planned efforts to decrease selling, general, and administrative expenses include reducing future costs in certain areas such as staffing, outside labor, and bank charges.

Interest Expense and Other Income. Interest expense related to current and long-term debt was approximately $38,300 during the second quarter of 2000 compared with $23,100 during the second quarter of 1999. Interest expense for the six months ended June 30, 2000 was $72,600 compared to $38,600 for the same period in 1999, a 88% increase. This increase is due primarily to the additional borrowings that were needed due to the reduced cash flows primarily related to a decrease in net profits coupled with an increase in receivables.

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Other income was $4,900 during the second quarter of 2000 and $46,900 during the second quarter of 1999. Other Income for the six months ended June 30, 2000 was $82,000 compared to $87,300 for the same period in 1999, a 6% decrease. This decrease is due to a reduction in an unrealized loss in the Company's investments, cost vs. mark to market.

Other income and expenses are netted for financial statement purposes. During the second quarter of 2000, other expenses were $33,400 and in the second quarter of 1999, other income was $23,800. This amount of other income or expenses has historically been insignificant and represented less then three percent of net sales in each of the last two fiscal years.

Income Before Provision for Income Taxes and Net Income. As a result of the foregoing, the Company had income before taxes of $66,300 during the second quarter of 2000 compared to $190,100 during the second quarter of 1999. The Company made a $19,300 provision for income taxes during the second quarter of 2000, Compared to no provision for the second quarter of 1999. As a result of the foregoing, the Company's net income for the second quarter of 2000 was $47,000. Income before taxes for the six months ended June 30, 2000 was $79,200 compared to $162,700 for the same period of 1999, a 51.3% decrease. The total tax provision for the six months ended June 30, 2000 was $32,400 compared to no provision for the same period in 1999.

Financial Condition, Liquidity, and Capital Resources:
As of June 30, 2000, current assets were $3,862,200 compared to current liabilities of $1,273,600 resulting in a current ratio of better than 3:1, compared to almost a 5:1 ratio at June 30, 1999. Total assets increased to $5,449,000 from $5,269,200 at December 31, 1999. Current liabilities increased by $113,400. Current assets increased $256,800 due primarily to an increase in accounts receivable and prepaid expense by $616,600 and a decrease in inventory and cash of $359,800. At June 30, 2000, working capital improved by $351,200 compared to December 31, 1999.

Net accounts receivable and inventories were $1,465,700 and $1,214,300, respectively, at June 30, 2000, compared to $956,700 and $1,416,300, respectively, at December 31, 1999. The difference between the amounts at year end and June 30, 2000, was a result of the Company's normal business cycle and the increase in sales in the third quarter.

Cash and cash equivalents were $895,800 at June 30, 2000, a decrease of $157,800 from December 31, 1999, as a net result of prepayments of inventory in transit and reductions in liabilities.

Net property, plant, and equipment increased from $972,000 at December 31, 1999 to $976,600 at June 30, 2000, a increase of $4,600 or .5%. The Company recorded depreciation and amortization of $82,700 during the second quarter of 2000. The Company made capital expenditures in the amount of $57,400 during the second quarter of 2000 to purchase sales and administrative computers. Other assets at June 30, 2000 was $610,200 compared to $691,800 at June 30, 1999, a 11.8%
decrease.

Accounts payable and accrued expenses decreased $153,200 to $447,000 at June 30, 2000 from $600,200 at December 31, 1999 due primarily to payments of liabilities to vendors. Net borrowings under the line of credit increased to $782,000 at June 30, 2000 from $516,000 at December 31, 1999 due primarily to additional borrowings for prepayments of "in-transit" inventory during the quarter.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

For the six months ending June 30, 2000, cash used in operations was $357,700, as compared to $488,300 for the comparable period in 1999, due primarily to better collection of accounts receivable in 2000. Also, the Company used cash from operations during the six months ending June 30, 2000 to make a tax payment of $101,000 for the gain on the sale of Action Snacks(R) which, for tax purposes, was recognized in the Company's 1999 tax return under the installment sales provision of the Internal Revenue Code.

During May 2000, the Company obtained renewal of its line of credit through April 2001, at substantially the same terms as previously existed. The only significant change was an interest rate change from prime to prime plus 1%.

Factors That May Affect Future Results and Market Price of Stock:
The Company is operating in a rapidly changing environment, which involves a number of risks, some of which the Company controls. The following indicate some of these risks:

Concentration of Stock Ownership. The Company's present Officers and Directors beneficially own approximately 65 % of the outstanding common stock. As a result, current management will be substantially able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

Dependence on Key Management. The Company's success largely depends on a number of key employees. The loss of services of one or more of these employees could have a material adverse effect on the Company's business. The Company is especially dependent upon the efforts and abilities of certain of its senior management, particularly Ronald Kaplan, its Chairman, President & Chief Executive Officer. The loss of Mr. Kaplan or any of its key executives could have a material adverse effect on the Company and its operations and prospects. Currently the Company has no key man life insurance on Mr. Kaplan. The Company believes that its future success will also depend, in part, upon its ability to attract, retain, and motivate qualified personnel. There is no assurance, however, that the Company will be successful in attracting and retaining such personnel.

No Dividends. The Company expects that it will retain all available earnings generated by operations for the development and growth of its business. Accordingly, the Company does not anticipate paying any cash dividends on its common stock.

Dilution. The Company's Articles of Incorporation authorize the issuance of Shares of common and preferred stock. As of June 30, 2000, the Company has 2,007,400 shares of its common stock issued and outstanding and has not issued any preferred stock. The Company's Board has the ability, without further shareholder approval, to issue up to 12,974,667 additional shares of common stock, with preferences designed by the Board of Directors. Such an issuance may result in a reduction of the book value or market price of the outstanding common shares. Issuance of the additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

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

Liquidity. Effective May 8, 2000, the Company entered into an agreement with SouthTrust Bank pursuant to which SouthTrust provides a revolving line of credit for up to $1 million (the "Revolver"). Borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures April 2001 and contains covenants relating to the condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date will be accelerated.

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

Dependence on Contract Manufacturers. The Company conducts substantially all of its manufacturing operations through contract manufacturers, many of which are located in the People's Republic of China (the "PRC"), Hong Kong, Singapore, and Taiwan. The Company does not have long-term contracts with any of its manufacturers. Foreign manufacturing is subject to a number of risks, including but not limited to transportation delays and interruptions, political and economic disruptions, the impositions of tariffs and import and export controls and changes in governmental policies. While the Company to date has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future and possibly result in increases in costs and delays of, or interferences with, product deliveries resulting in losses of sales and goodwill.

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

Product Safety and Liability, Regulation. Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company has never been and is not presently a defendant in any product liability lawsuit; however, there can be no assurance that such a suit will not be brought against the Company in the future. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $2.0 million excess umbrella policy. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company, as well as divert management time. The Consumer Product Safety Commission (the "CPSC") has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The CPSC may exclude from the market goods it determines are hazardous, and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or the Company is found in the future to have violated any such law or regulation, the sale of the relevant product could be prohibited and the Company could be required to repurchase such products.

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

Governmental Regulation. In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts"). The Acts empower the CPSC to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The CPSC has the authority to exclude from the market articles, which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company maintains a quality control program (including the retention of independent testing laboratories) to ensure compliance with applicable laws. The Company believes it currently is in substantial compliance with these laws. In general, the Company has not experienced difficulty complying with such regulations, and compliance has not had an adverse effect on the Company's business.

Accounts Receivable Risks. Certain of the Company's customers participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 120 days. Target Corporation accounted for more than 4% of the Company's sales in 1999. The insolvency or business failure of any customer with a large account receivable could have a material adverse affect on the Company.

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



                                    Action Products International, Inc.


Date:   August 4, 2000              By:   /s/ Timothy L. Young
      ----------------                    -------------------------------------
                                          Timothy L. Young, Chief Financial
                                          Officer & Treasurer (Chief Accounting
                                          Officer)