Form 10QSB
period 2000-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2000-11-14
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2000

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

             YES    X         NO
                  ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

                 Class                         Outstanding at November 14, 2000
      Common Stock, $.001 par value                      2,007,400


PART I.         FINANCIAL INFORMATION                                               Page
                                                                                   Number
   Item 1.      Financial Statements

                Condensed balance sheets - September 30, 2000 (unaudited)
                    and December 31, 1999                                             3

                Condensed statements of operations  (unaudited)- Three months
                    and nine months ended September 30, 2000 and 1999                 4

                Condensed statements of cash flows (unaudited) for the nine
                     months ended September 30, 2000 and 1999                         5

                Condensed Statement of  Changes in Stockholders' Equity from
                    December 31, 1999 through September 30, 2000 (unaudited)          6

                Notes to unaudited condensed financial statements                     7

   Item 2.      Management's Discussion and Analysis of Financial Condition,
                Results of Operations and Liquidity and Capital Resources             8

PART II.        OTHER INFORMATION

   Item 4.      Submission of matters to vote of security holders                    15

   Item 6.      Exhibits and Reports on Form 8-K                                     16

                SIGNATURE PAGE                                                       16


                       ACTION PRODUCTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                  ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        September 30,              December 31,
                                                            2000                      1999
                                                        -----------                ----------
                                                        (unaudited)
Current assets:
  Cash and cash equivalents                             $   690,700               $ 1,053,600
  Accounts receivable, net of allowance of
        $33,291 at September 30, 2000 and
        $57,300 at December 31, 1999                      1,809,200                   956,700
  Inventories, net                                        1,183,400                 1,416,300
  Prepaid expenses and other assets                         282,400                   178,800
                                                        -----------                ----------
    Total Current Assets                                  3,965,700                 3,605,400

Property, plant and equipment, net of
  accumulated depreciation of $870,800 at
  Sept 30, 2000 and $777,900 at
  December 31, 1999                                       1,095,600                   972,000
Other assets                                                656,200                   691,800
                                                        -----------                ----------

    TOTAL ASSETS                                        $  5,717,500              $ 5,269,200
                                                        ============              ===========

Current liabilities:
 Accounts payable & accrued expenses                    $   507,000               $   600,200
 Deferred Revenue                                            25,000                    25,000
 Current portion of mortgage payable                         19,900                    19,000
 Borrowings under line of credit                            884,400                   516,000
                                                        -----------                ----------

    Total Current Liabilities                             1,436,300                 1,160,200

Long term liabilities:
  Mortgage payable                                          698,200                   712,400
  Deferred Revenue                                          156,300                   175,000
  Deferred Income Taxes                                      13,500                    14,000

Commitments and contingences

Shareholders' equity:
Common stock $.001 par value authorized
  15,000,000; 2,007,400 issued and
  outstanding at June 30, 2000 and
  December 31, 1999                                           2,000                     2,000
Additional paid-in capital                                3,524,200                 3,524,200
Retained Earnings                                           411,500                   215,500
Stock Subscriptions Receivable                             (524,500)                 (534,100)
                                                        -----------                ----------
     Total Shareholders' Equity                           3,413,200                 3,207,600
                                                        -----------                ----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                   $ 5,717,500               $ 5,269,200
                                                        ===========               ===========

                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three months ended                    Nine months ended
                                                               September 30,                        September 30,
                                                          ------------------------           --------------------------
                                                            2000           1999                 2000           1999
                                                          ------------------------           --------------------------
Net Sales                                                 $2,313,200    $1,402,600           $5,834,100      $4,444,700
Cost of Sales                                              1,199,600       846,600            3,021,300       2,322,400
                                                          ------------------------           --------------------------
Gross Profit                                               1,113,600       556,000            2,812,800       2,122,300

Selling, General & Administrative Expenses                   958,800       879,500            2,555,900       2,331,800
                                                          ------------------------           --------------------------
Income (Loss) from Operations                                154,800      (323,500)             256,900        (209,500)
                                                          ------------------------           --------------------------
Other (expenses) income
   Other                                                      46,700        23,900               70,700         111,200
   Interest expense                                          (37,000)      (25,100)             (51,500)        (63,700)
                                                          ------------------------           --------------------------
Total                                                          9,700        (1,200)              19,200          47,500
                                                          ------------------------           --------------------------
Income (Loss) before income taxes                            164,500      (324,700)             276,100        (162,000)

Provision for income (benefit) taxes                          47,700       (60,000)              80,100         (60,000)
                                                          ------------------------           --------------------------
Net Income (Loss)                                         $  116,800    $ (264,700)          $  196,000       $(102,000)
                                                          ========================           ==========================


Net Income (Loss) per share
  Basic                                                      $  0.06    $   ( 0.16)          $  0.10          $  ( 0.06)
                                                          ========================           ==========================
  Diluted                                                    $  0.04    $   ( 0.16)          $  0.07          $   (0.06)
                                                          ========================           ==========================

Weighted average number of
 common shares outstanding
  Basic                                                    2,007,400     1,693,600            2,007,400       1,693,600
                                                          ========================           ==========================
  Diluted                                                  2,748,800     1,693,600            2,748,800       1,693,600
                                                          ========================           ==========================


                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine months ended September 30,
                                                        -------------------------------
                                                              2000             1999
                                                        -------------------------------
 Cash flows from operating activities:
           Net income (loss)                            $    196,000        $  (102,000)
 Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
         Depreciation and amortization                       249,800            190,500

 Change in assets and liabilities:
         Increase in current assets other
             than cash and cash equivalents                 (773,500)          (155,600)

         Decrease in current liabilities                    (112,400)           (87,900)

         Increase in other assets                            (71,000)          (228,500)
                                                        -------------------------------

 Net cash used in operating activities                      (511,100)          (383,500)

 Net cash used in investing activities                      (216,500)           (87,500)

 Net cash provided by  financing activities                  364,700            393,900
                                                        -------------------------------
 Net decrease in cash and cash equivalents                  (362,900)           (77,100)

 Cash and cash equivalents at start of period              1,053,600            339,900
                                                        -------------------------------

 Cash and cash equivalents at end of period             $    690,700      $     262,800
                                                        ===============================

 Supplemental disclosures - cash paid for
       Interest                                         $   113,400       $      63,700
       Taxes                                            $   101,000       $     (14,800)

                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            December 31, 1999 through September 30, 2000 (Unaudited)

                                       Common Stock
                                    $.001 Par Value                                             Stock
                                   ----------------        Additional       Retained         Subscription     Total Shareholders'
                                   Shares      Amount   Paid-In Capital     Earnings         Receivables           Equity
                                -----------------------------------------------------------------------------------------------
Balance - December 31, 1999      2,007,400   $  2,000     $ 3,524,200      $   215,500      $   (534,100)      $   3,207,600

Collection of Stock
Subscriptions                           --         --              --               --             9,600               9,600

Net Income                              --         --              --          196,000                 --            196,000
                                --------------------------------------------------------------------------------------------

Balance - September 30, 2000     2,007,400   $  2,000     $ 3,524,200      $   411,500      $    (524,500)      $  3,413,200
                                ============================================================================================


                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Condensed Financial Statements - In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. at September 30, 2000 and the results of its operations and cash flows for the three and nine months ended September 30, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

Note 4. Renewal of Line of Credit - The Company continues to have a revolving credit facility with a national financial institution that provides for available borrowings of up to $1 million, with an original maturity date of May 2000. As of September 30, 2000, there was an outstanding balance of $884,400. During May 2000, the Company obtained renewal of its line of credit through April 2001, at substantially the same terms as previously existed. The rate of interest on funds borrowed against this underlying credit facility is prime plus 1%.

Note 5. Contingencies - The Company is not party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

Note 6. Subsequent Acquision - On October 15, 2000 the Company acquired certain assets of Earth Lore, Ltd., a corporation organized under the laws of the Canadian province of Manitoba, with its

                       ACTION PRODUCTS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED) Continued

office and manufacturing facility located at 94 Durand Road, Winnipeg, Manitoba, Canada. Earth Lore, Ltd. is an award winning privately held maker of highly popular educational excavation kits for children and had trailing annual sales of approximately $2 million. Its flagship I Dig Dinosaurs(R) product line provides children with the experience of excavating dinosaur bone fossils, skeleton models and other "treasures" from natural glacial Dinostone(R). The Company plans to distribute its product line through its U.S. network and utilize its new Canadian subsidiary (Earth Lore, Ltd.'s distribution network and personnel in Canada) to expand its presence there.

Subject to specified liabilities and after the verification of the same through audited financial statements of Earth Lore Ltd., payment will be made by the Company through the issuance of approximately 104,000 shares of the Company's common stock. These shares will be restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended. In October 2000, the Company advanced Earth Lore, Ltd. $75,000 CDN for working capital. On October 15, 2000 (the closing date) the Company "forgave" such loan.

Three of seller's principals were provided three year employment contracts to serve in management capacities with the Company's Canadian subsidiary. The Company formed the Canadian subsidiary to carry on the business of producing the "Earth Lore" product line for the Company and to introduce and establish sales of the Company's various branded products within Canada. Our Canadian subsidiary is, at this time, still a "numbered" company. It will be named Action Products Canada Ltd., if such name is available.

The assets acquired consisted of accounts receivable of approximately $300,000, customer and vendor lists, equipment, inventory of approximately $130,000, patents, trademarks, formulas and all intellectual property. The Company assumed approximately $600,000 in trade and other payables, subject to a bulk sale arrangement. The short term notes of Earth Lore, Ltd. were collaterized by the collection of its accounts receivable and inventory.

There was no relationship between the Company, its officers, directors and affiliates and the seller of the assets. The Company financed the dollar portion of the acquisition price with cash flow generated from its working capital.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Forward-looking Statements:

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify the statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.. All statements other than statements of historical fact we make in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements may involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions,

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

intellectual property rights, competition, risks in product development, the results of financing efforts, the ability to complete transactions. Other risks and uncertainties that could cause the Company's actual results to differ significantly from management's expectations are described in greater detail in the section entitled "Factors That May Affect Future Results" on page 12 of this Form 10-QSB and in the Company's other SEC filings.

Results of Operations:
Revenues. Revenues increased to $2,313,200 during the third quarter ended September 30, 2000 compared with revenues of $1,402,600 during the third quarter of 1999, a 64.9% increase in revenues. Revenues increased to $ 5,834,100 for the nine months ended September 30, 2000 compared with revenues of $4,444,700 during the same period in 1999, a 31.2% increase in revenues. This increase in revenues is due to (1) sales from new product lines and (2) sales in additional store outlets. Because the Company has strengthened its branding, sales to museums and specialty retailers continue to increase.

In the third quarter the Company formed a license pact with Dr. Buzz Aldrin. Dr. Aldin was on of the first men on the moon and will assist in the development of the Space Voyagers(R) product line. The first product of this relationship was the Ultimate Saturn 5 Rocket(TM) Buzz Aldrin Series. During the month of October, 2000 the Company announced that sales of Climb@Tron(TM) surpassed $1 million during its first year of release. Climb@Tron(TM) is a battery-powered robot that use suction cups, and an advanced system of cams, to climb up smooth surfaces like windows, mirrors, and furniture. The Company continues to diversify its distribution channels and reduce its dependence on any one product or market. The continued improvements to the Company's sales systems have eased diversification into new markets, particularly the Company's increasing penetration into the specialty toy market.

Gross Profit. Gross profit as a percentage of total revenues increased by 8.5% to 48.1% during the third quarter of 2000 compared to 39.6% during the third quarter of 1999. Gross profit as a percentage of total revenue increased by 0.5% to 48.2% for the nine months ended September 30, 2000 compared to 47.7% during the nine months ended September 30, 1999. This increase in gross profit is due to the normalization of sales between the specialty, museum and mass markets. The Company continues sales to large retail chains, as well as foreign sales, both of which resulted in lower margins, a situation which management is addressing on a going forward basis.

Selling, General, & Administrative Expenses. Selling, general, and administrative expenses increased to $958,800 during the third quarter of 2000 from $879,500 during the third quarter of 1999, an 9.0% increase. SG&A for the nine months ended September 30, 2000 was $2,555,900 compared to $2,331,800 for the same period in 1999, a 9.6% increase. This increase in SG&A is primarily a result of an increase in freight out expense to customers, which was affected by the increase in sales for the quarter. To reduce SG&A expenses, management intends to reduce future costs in certain areas such as staffing, outside labor, and bank charges.

Interest Expense and Other Income. Interest expense related to current and long-term debt was approximately $37,000 during the third quarter of 2000 compared with $25,100 during the third quarter of 1999. This increase is due to the additional borrowing that was needed due to an increase in accounts receivables. Interest expense for the nine months ended September 30, 2000 was $51,500 compared to $63,700 for the same period in 1999, a 19.2% decrease.

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)

Other income was $46,700 during the third quarter of 2000 and $23,900 during the third quarter of 1999. Other income for the nine months ended September 30, 2000 was $70,700 compared to $111,200 for the same period in 1999, approximately a 36.4% decrease. This decrease is due to the reduction in capital investments and an unrealized loss in the Company's remaining investments, cost vs. mark to market.

Income Before Provision for Income Taxes and Net Income. The Company had income before taxes of $164,500 during the third quarter of 2000 compared to a loss before income taxes of $(324,700) during the third quarter of 1999. The Company made a $47,700 provision for income taxes during the third quarter of 2000, compared to a tax benefit of $60,000 for the third quarter of 1999.

The Company`s income before taxes for the nine months ended September 30, 2000 was $276,100 compared to a loss of $(162,000) for the same period of 1999. The total tax provision for the nine months ended September 30, 2000 was $80,100 as compared to a $60,000 tax benefit for the same period in 1999.

Net Income. As a result of the foregoing, the Company had net income of $ 116,800 during the three months ended September 30, 2000, compared with a net loss of $264,700 during the three months ended September 30, 1999. The Company had net income of $196,000 for the nine months ended September 30, 2000, compared with a net loss of $102,00 for the nine months ended September 30, 1999.

Financial Condition, Liquidity, and Capital Resources:

As of September 30, 2000, current assets were $3,965,700 compared to current liabilities of $1,436,300 resulting in a current ratio of better than 2.8:1, compared to almost a 5.5:1 ratio at September 30, 1999. Total assets increased to $5,717,500 from $5,269,200 at December 31, 1999. Current liabilities increased by $276,100. Current assets increased $360,300 due primarily to an increase in accounts receivable and prepaid expense by $956,100 and a decrease in inventory and cash of $595,800. At September 30, 2000, working capital improved by $84,200 compared to December 31, 1999.

Net accounts receivable and inventories were $1,809,200 and $1,183,400, respectively, at September 30, 2000, compared to $956,700 and $1,416,300, respectively, at December 31, 1999. The difference between the amounts at year end and September 30, 2000, was a result of the Company's normal business cycle and the increase in sales in the third quarter.

Cash and cash equivalents were $690,700 at September 30, 2000, a decrease of $362,900 from December 31, 1999, as a net result of prepayments of inventory in transit and reductions in liabilities.

Net property, plant, and equipment increased from $972,000 at December 31, 1999 to $1,095,600 at September 30, 2000, an increase of $123,600 or 12.7%. The
Company recorded depreciation and amortization of $82,300 during the third quarter of 2000. The Company made capital expenditures in the amount of $149,637 during the third quarter of 2000 to purchase sales and administrative computers. Other assets at September 30, 2000 was $656,200 compared to $691,800 at September 30, 1999, a 5.1% decrease.

Accounts payable and accrued expenses decreased $93,200 to $507,000 at September 30, 2000 from $600,200 at December 31, 1999 due primarily to payments of liabilities to vendors. Net borrowings under the line of credit increased to $884,400 at September 30, 2000 from $516,000 at December 31,

ITEM 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

1999 due primarily to additional borrowings to carry the increase in accounts receivable, which was driven by the increase in sales for the third quarter.

For the nine months ending September 30, 2000, cash used in operations was $511,100, as compared to $383,500 for the comparable period in 1999, due primarily to the increase in accounts receivable, which is driven by the increase in sales for the three months ending September 30, 2000. Also, the Company used cash from operations during the six months ending June 30, 2000 to make a tax payment of $101,000 for the gain on the sale of Action Snacks(R) which, for tax purposes, was recognized in the Company's 1999 tax return under the installment sales provision of the Internal Revenue Code.

During May 2000, the Company obtained renewal of its line of credit through April 2001, at substantially the same terms as previously existed. The only significant change was an interest rate change from prime to prime plus 1%.

Subsquent Acquisition after 3rd quarter - 2000 ended:

On October 15, 2000 the Company acquired certain assets of Earth Lore, Ltd., a corporation organized under the laws of the Canadian province of Manitoba, with its office and manufacturing facility located at 94 Durand Road, Winnipeg, Manitoba, Canada. Earth Lore, Ltd. is an award winning privately held maker of highly popular educational excavation kits for children and had trailing annual sales of approximately $2 million. Its flagship I Dig Dinosaurs(R) product line provides children with the experience of excavating dinosaur bone fossils, skeleton models and other "treasures" from natural glacial Dinostone(R). The Company plans to distribute its product line through its U.S. network and utilize its new Canadian subsidiary (Earth Lore, Ltd.'s distribution network and personnel in Canada) to expand its presence there.

Subject to specified liabilities and after the verification of the same through audited financial statements of Earth Lore Ltd., payment will be made by the Company through the issuance of approximately 104,000 shares of the Company's common stock. These shares will be restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended. In October 2000, the Company advanced Earth Lore, Ltd. $75,000 CDN for working capital. On October 15, 2000 (the closing date) the Company "forgave" such loan.

Three of seller's principals were provided three year employment contracts to serve in management capacities with the Company's Canadian subsidiary. The Company formed the Canadian subsidiary to carry on the business of producing the "Earth Lore" product line for the Company and to introduce and establish sales of the Company's various branded products within Canada. Our Canadian subsidiary is, at this time, still a "numbered" company. It will be named Action Products Canada Ltd., if such name is available.

The assets acquired consisted of accounts receivable of approximately $300,000, customer and vendor lists, equipment, inventory of approximately $130,000, patents, trademarks, formulas and all intellectual property. The Company assumed approximately $600,000 in trade and other payables, subject to a bulk sale arrangement. The short term notes of Earth Lore, Ltd. were collaterized by the collection of its accounts receivable and inventory.

ITEM 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

There was no relationship between the Company, its officers, directors and affiliates and the seller of the assets. The Company financed the dollar portion of the acquisition price with cash flow generated from its working capital.

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

Dilution. The Company's Articles of Incorporation authorize the issuance of Shares of common and preferred stock. As of September 30, 2000, the Company has 2,007,400 shares of its common stock issued and outstanding and has not issued any preferred stock. The Company's Board has the ability, without further shareholder approval, to issue up to 12,974,667 additional shares of common stock, with preferences designed by the Board of Directors. Such an issuance may result in a reduction of the book value or market price of the outstanding common shares. Issuance of the additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on September 7, 2000.

         The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Class I Directors - to serve a 1 year term until the Annual Meeting of Shareholders in 2001

Nominee                 For         Against      Withheld     Abstentions      Broker-Nonvotes
----------          -----------     -------      --------     -----------      ---------------
Larry Bernstein      1,427,885        500            0          4,115                 0


Class II Directors - to serve a 2 year term until the Annual Meeting of Shareholders in 2002

Nominee                 For         Against      Withheld     Abstentions      Broker-Nonvotes
----------          -----------     -------      --------     -----------      ---------------
Ronald Kaplan        1,427,685        700            0          4,115                 0
Ronald Tuchman       1,427,885        500            0          4,115                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

         27.1 Financial Data Schedule

B.       Reports on Form 8-K
         None.

Items 1, 2, 3 and 5 are inapplicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Action Products International, Inc.

Date:   November 14, 2000       By:  /s/ Ronald Kaplan
      -------------------           ----------------------------------
                                    Ronald Kaplan, President  & CEO


Date:   November 14, 2000       By:  /s/ Timothy L. Young
      -------------------            ----------------------------------
                                    Timothy L. Young, Chief Financial Officer &
                                    Treasurer (Chief Accounting Officer)