Form 10KSB40
period 2000-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2001-04-02
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000       Commission file number 0-13118


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
                                (Title of Class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                       Yes   X    No
                                                                -----     -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $7,823,700

         The aggregate market value of the voting stock held by the non-affiliates of the Registrant was $1,320,009 based on the average high and low bid price reported March 27, 2001 (based on 880,006 shares).

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2000

                  Class                                 Outstanding
                  -----                                 -----------
             Common Stock, $.001                         2,116,436

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS......................................................... 3

ITEM 2.           DESCRIPTION OF PROPERTIES......................................................  7

ITEM 3.           LEGAL PROCEEDINGS..............................................................  7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  7

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER...............................  8

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................  8

ITEM 7.           FINANCIAL STATEMENTS........................................................... 16

ITEM 8.           ACCOUNTING AND FINANCIAL DISCLOSURE...........................................  16

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS.......................................................................  16

                                    PART III

ITEM 10.          EXECUTIVE COMPENSATION........................................................  18

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT................................................................  21

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................  22

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K..................................................................   22

                  EXHIBITS.....................................................................

                 FINANCIAL STATEMENTS..........................................................

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

ITEM 1.  DESCRIPTION OF BUSINESS:

         General Development of Business
         -------------------------------

         Action Products International, Inc. (the "Company") (NASDAQ: APII) is a brand-focused, educational toy company, which designs, manufactures and markets a diversified portfolio of educational and non-violent brands of toy products, to various retailing channels such as toy stores, specialty retailers, education outlets, museums, and attractions in the United States and throughout the world.

         The Company began its operations in 1977, originally incorporated and operated in New York. The Company relocated and re-incorporated in Florida in 1980. From 1998 through 2000, the Company demonstrated success in developing the sales of a core portfolio of brands to replace the sales of divested non-core lines.

         The Company's first internally-developed proprietary toy brand Space Voyagers(R) generated $1 million in its second full year on the market. During the past fiscal year, the Company developed other new proprietary products. The Company's business model is to continue expanding core brands while developing new ones through internal product development, favorable licensing agreements and prudent acquisition.

         The Company's growth strategy is based on diversifying distribution channels while creating and increasing brand equity. The Company is currently implementing a new software system, which will add to the already strong management systems it current has. The Company is implanting a new front office contact, inventory and data management system, which in turn should increase profitability in proportion to increasing revenues.

         Description of Business Products
         --------------------------------

         The Company sells its educational toy product lines under the name "Action Products(TM)." The product lines include proprietary brands Space Voyagers(R), Climb@tron(TM), Earth Lore(R), Woodkits(TM), Drop ZoneSM, Thomas & Friends(TM) Creative Play, Play & Store(TM) and Powerballs(TM). Products include action figures, playsets, activity kits, and various other toys with a strategic emphasis on space, dinosaurs, science, nature and other educational and non-violent categories.

         Launched in 1998, the Space Voyagers(R) brand of educational role play toys, established the Company as a developer of proprietary product lines and helped create new channels of distribution.

         In 2000, the Climb@tron(TM) brand's initial product release generated over $1 million in sales. Additional Climb@tron products launched later in the year helped the brand generate over $1.5 million in total sales for 2000. Other proprietary brands include the Drop ZoneSM brand of parachute toys, and a broad line of themed educational toys with the working name Play & StoreSM , scheduled for release in 2001.

         In addition to the further development of internal brands the company actively pursues prudent acquisition opportunities and licensing agreements. In second quarter of 1999, the Company signed an agreement with Logiblocs Ltd., a UK manufacturer of electronic building blocks, to exclusively market the Logiblocs(R) product line in North, Central, and South America.

         On October 15, 2000 the Company acquired assets of Earth Lore Ltd., an award-winning private Canada-based maker of popular and educational excavation kits for children. Earth Lore, in business since 1996, had annual sales of approximately $1.2 million in 2000. Earth Lore offered the Company an appropriate product line extension as well as solid channels of distribution without overlap. The Earth Lore brand, with its flagship "I Dig Dinosaurs(R)" excavation kit, generated approximately $300,000 in sales for the Company in fourth quarter 2000.

         Customers
         ---------

         Management focuses its efforts on increasing customers by diversifying the Company's distribution channels. Museum stores and attractions throughout the United States and around the world served as the Company's primary niche for many years. While this niche has provided a solid foundation for growth, the Company has successfully expanded its distribution to national toy stores, specialty retailers, and other available retail outlets.

         Certain specialty retailers emulate the mass-market retailers with multiple-outlet volume buying. This results in larger individual orders of a reduced number of SKU's (stock keeping units).

         Management differentiates the brands and products it offers to the specialty and mass markets when necessary for the preservation of each distribution channel and differing product life cycles. In addition, the Company's strategy of pursuing acquisitions of other toy companies could provide an entry into new mass-market retailers through established channels of distribution.

         The Company services customers in every state in the United States, as well as the District of Columbia. The Company exports to approximately 20 foreign countries and regions including Europe, South and Central America, Canada, Indonesia, Japan, Hong Kong, Korea, New Zealand, and Australia.

         Marketing and Sales
         -------------------

         The Company sells its product lines through an internal, direct-sales department and a large network of manufacturer representative firms. The direct sales department includes a team that focuses on selling to attractions and museums, some of whom are among the Company's first customers. The sales department also has a customer service team that manages and supports the manufacturer rep firms with marketing collateral, product information, order processing and occasional customer visits.

         The Company exhibits its product lines at industry and related industry trade shows, as well as rep firm showrooms located across the country. The Company's biggest trade show is the American International Toy Fair held in New York City in February. At the 2001 Toy Fair, the Company launched the newly acquired Earth Lore(TM) brand and the Thomas & Friends(TM) creative play line at the 2001 show. These products had a good reception that generated approximately $250,000 in orders.

         The Company capitalizes on strategic marketing campaigns, point of purchase displays and creative package design to build brand equity and ensure product sell through.

         International Sales and Manufacturing
         -------------------------------------

         With the recent acquisition from Earth Lore LTD, the Company acquired assets including accounts receivable, inventories, equipment, patents, trademarks and a sales and manufacturing facility in Winnipeg, Canada.

         The Company maintains production, distribution, and Canadian sales activities in Canada, but has moved corporate and other management functions to its Orlando, Florida headquarters.

         Three of Earth Lore founders have entered exclusive employment agreements to join the Company. The objective is to leverage the Earth Lore distribution channels to market the Company's other brands in Canada as well as significantly increasing the Earth Lore brand's sales in the United States.

         Overall Revenues from the Company's international sales represented approximately 5.2% of total revenues in 2000. This included slightly less than one quarter of Canadian sales from the acquisition of Canadian based Earth Lore Ltd.

         Although the Company will increase sales in Canada, revenues from international sales will still represent a limited percentage of total revenues and therefore, do not expose the Company to significant risk.

         The Company has formal international distributor relationships for The United Kingdom, South America and Central America. The Company sells to other international territory accounts and distributors on a direct basis without formal exclusive distribution arrangements.

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

         The implementation of the General Agreement on Tariffs and Trade in 1996 reduced or eliminated customs duties on many products imported by the Company. The Company believes that the capacity of its facilities and the supply of completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the product lines which it markets. Over a period of time, the Company's reliance on external sources of manufacturing can be shifted to alternative sources of supply should such change be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of products were secured. The imposition of trade sanctions by the United States against a class of products imported by the Company, could significantly increase the cost of the Company's products imported into the United States.

         Competition
         -----------

         The Company competes against various toy manufacturers and importers, distributors such as DSI, Inc. and Learning Curve International. The Company's ability to compete successfully is based upon its core competencies, including its portfolio of proprietary brands that are themed as non-violent and educational. The Company also relies on its unique ability to offer a wide range of specialized "same day" shipment on most domestic orders and exemplary customer service. The Company's rep firms and in-house sales professionals maintain regular and close contact with direct customers. The Company's reputation, customer service, and unique brand offerings enable it to build and maintain customer loyalty.

         The Company believes it can further expand its customer base due to the growing recognition of its educationally themed brands within the industry and by consumers. Management plans include expanding distribution channels and increasing business with national toy retailers.

         The Company also plans to leverage its core competencies through the strategic acquisition of other educationally themed toy product lines. This diversification should help to solidify distribution channels already served by the Company.

         Intellectual Property
         ---------------------

         The Company's products are protected in as many countries as practical, by trademark, copyright and patent law to the extent that such protection is available and meaningful. The Company owns the registration and trademarks of the majority of its brands and continually applies for trademarks as part of its product development process.

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

         Personnel
         ---------

         As of December 31, 2000, the Company had 43 full-time employees worldwide, including four executive positions, ten sales and customer support positions, and twenty-nine other positions to fulfill administrative responsibilities in marketing, product development, accounting, logistics, manufacturing, etc. The employees are not represented by a union. In 2000, the Company offered a benefits package to its employees that included health and life insurance plans, an Employee Stock Ownership Plan (ESOP), a 401(k) plan, and an employee-contributed IRC Section 125 health plan. Some of these plans may have minor differences for the Canadian operations. Employees are required to sign a non-compete agreement prohibiting direct competition with the Company for a one-year period following termination of their employment. The Company believes its employee relations are good.

 ITEM 2. DESCRIPTION OF PROPERTY:

         The Company's corporate headquarters are located in Orlando, Florida. The Company leases a 3,000 square foot suite in the downtown Orlando business district which is staffed by executive, sales, marketing, product development, importing and graphics personnel.

         In addition to its corporate offices, the Company has another facility in Ocala, Florida and a manufacturing facility in Winnipeg, Canada. The Company owns a 35,000 square foot building and 2.5 acres of land in an industrial park in Ocala, Florida. This location is approximately one hour north of Orlando and has served as the Company's home for nearly 20 years. The Company-owned Ocala location serves as the Company's distribution center and houses its purchasing, accounting, management information systems and administrative departments. The Ocala facility also maintains a customer service call center. The Ocala property is currently encumbered by a mortgage. The principal balance as of December 31, 2000 was $713,420 and may be prepaid at any time without penalty. The mortgage is amortized over 20 years and payable in monthly installments of principal and interest until 2009, whereby a balloon payment of approximately $513,500 will become due. The property is currently in usable and saleable condition. The Company has a manufacturing facility in a 13,000 square foot building located in Winnipeg, Canada. This location is primary used for the assembly and manufacturing of the Earth Lore brand. Other then the manufacturing staff, the facility also houses the Canadian sales and product development personnel. The Company leases this facility on a month-to-month basis, with an approximate rent per month of $4,000.

ITEM 3.  LEGAL PROCEEDINGS:

         From time to time the Company is engaged in various legal and regulatory proceedings incidental to its normal business activities. Such matters are subject to many uncertainties, and outcomes are not currently predictable. Consequently, it is not practical to estimate a range of possible loss from the final disposition of these matters, and losses, if any, could be material with respect to earnings in a given period. However, the Company is of the opinion that the resolution of these matters will not result in any significant liability to the Company in relation to its financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         During the quarter ended December 31, 2000, there were no matters submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         The Company's Common Stock is traded on The NASDAQ Small Cap Market under the respective symbol APII. The number of holders on record of the Company's Common Stock as of March 27, 2001, was approximately 1,250.

         The high and low bid quotations as reported by NASDAQ OnlineSM for each quarter of the fiscal years ended December 31, 1999 and 2000 are follows:

         Quarter Ended:                      High Bid                 Low Bid
         -------------                       --------                 -------

         March 31, 1999                         2.688                  2.500
         June 30, 1999                          2.375                  2.250
         September 30, 1999                     2.750                  2.625
         December 31, 1999                      2.188                  2.000

         March 31, 2000                         2.375                  2.313
         June 30, 2000                          1.750                  1.688
         September 30, 2000                     2.000                  2.000
         December 31, 2000                      1.875                  1.625

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


         General
         -------

         In 1999, management led the Company away from being a distributor of other manufacturer's toy and published products towards the development, establishment and distribution of its own proprietary brands and products. The Company's strategy is to continue broadening its collection of brands through internal development, licensing, and acquisitions. Proprietary brands allow the Company to better control costs, maintain margins and secure favorable relationships with the most prominent sales and retail organizations in the toy industry.

         Product Development
         -------------------

         The Company develops brands by introducing new products based on market research and then extending its strongest product lines. In early 2000, the Company developed its best selling single product to date, the original Climb@tron(TM) robot. In fall of 2000 the Company developed four new models to support retail demand for the Climb@tron(TM) brand.

         In 2001 the Company developed a broad line of themed educational toys with the working name Play & StoreSM to fill an overlooked niche in the specialty toy industry. In 2001, the Company also improved its consistent selling Space Voyagers(R) brand with a new series of action figures and play sets.

         The Company's product development objective is to continually develop a solid portfolio of proprietary brands to drive top line revenues. The Company is committed to building brands through internal development or through synergistic acquisitions. Management is focused on expanding current brands and developing new brands that create and sustain consumer interest.

         Licensing
         ---------

         In addition to the internal development of brands, the Company began the strategic use of licensed intellectual properties. The Company acquired the franchise license to develop and market exclusive products featuring the popular children's character "Thomas the Tank Engine(R)". The license increases the diversity of the Company's brand portfolio by providing a brand for a younger demographic of user. The brand has proven to be soundly accepted by retailers by generating strong initial sales during its launch.

         The Company has signed a licensing agreement with Apollo Astronaut Buzz Aldrin to further develop and promote the Space Voyagers(R) brand. The license validates the brand's exclusive market position as "the most authentic space toys on Earth(TM)," allowing for greater margins.

         The Company will continue to seek out appropriate licensing agreements that support the Company's objective develop exclusive brands to drive profitable top line revenue.

         Mergers and Acquisitions
         ------------------------

         To supplement the internal development of brands and its licensing efforts, the Company plans to further build its portfolio of proprietary brands through the acquisition of related companies, product lines, and exclusive distribution rights.

         On October 15, 2000, the Company acquired specific assets of Earth Lore Ltd. Earth Lore, a developer of industry leading toy excavation kits. This Acquisition offered the Company a proven brand that complemented the Company's brand portfolio. The acquisition also created new channels of distribution for the Company's entire product offering.

         The Company will continue to pursue synergistic acquisitions of related companies and product lines to augment the Company's brand portfolio and expand sales channels.


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

                                                                    Twelve (12) Months Ended December 31,
                                                                    ------------------------------------
                                                                         2000                    1999
                                                                         ----                    ----
          Net Sales                                                   $7,823,700                $5,847,100
          Gross Profit                                                 3,833,100                 2,459,600
          Selling, General & Administrative Expenses                   3,567,500                 3,135,700
          Income (Loss) from operations                                  265,600                  (676,100)
          Income (Loss) before tax provision                             199,400                  (429,500)
          Net Income (Loss)                                               95,300                  (232,500)
          Basic Net Income (Loss) per share                                 0.05                     (0.14)
          Cash flow used in operations                                  (343,600)               (1,050,700)

                                                                              As of December 31,
                                                                              -------------------
                                                                       2000                      1999
                                                                       ----                      ----
          Current Assets                                               3,912,800                 3,605,400
          Total Assets                                                 6,329,900                 5,269,200
          Current Liabilities                                          1,792,000                 1,160,200
          Long Term Liabilities                                        1,078,400                   901,400
          Stockholders' Equity                                         3,459,500                 3,207,600

         Year Ended December 31, 2000 Compared with Year Ended December 31, 1999
         -----------------------------------------------------------------------

         Net sales increased to a new record $7,823,700 in 2000 from $5,847,100 in 1999, this represents the fifth consecutive improvement in annual sales. The increase comes as a result of management's efforts to grow its distribution channels and the growing strength of various proprietary lines and brands. Management particularly notes the replacement of "lost" sales due to the divestiture of certain product lines in December 1997.

         Gross profit increased from $2,459,600 in 1999 to $3,833,100 in 2000, up $1,373,500. As a percentage of sales, gross profit increase to 49.0% compared to 42.1% in the prior year. Management attributes the increase in gross profit percentage to the strategic implementation of propriety products such as Space Voyagers (R), etc.; these types of items have a higher gross margin and comprise a larger percentage of the Company's total sales.

         Selling, General and Administrative (SG&A) expenses were $3,567,500 and $3,135,700 in 2000 and 1999, respectively. The increase in SG&A expenses is due primarily to increased selling expenses, including marketing efforts, growth of the distribution channels, commissions to the growing network of toy reps, as well as added product development expenses and salaries.

         Interest expense related to current and long-term debt was $193,000 and $96,000 in 2000 and 1999, respectively. The increase is due primarily to increased utilization of the line of credit and increased interest rates during 2000. (See "Liquidity and Capital Resources")

         Interest income was $30,900 and $172,100 in 2000 and 1999, respectively. The decrease related primarily to the collection in 1999 of notes receivable related to the divestiture of certain product lines and maintaining lower levels of cash balances during 2000.

         Other income and expense are netted for financial statement presentation. This amount has historically been insignificant and represented less than three-percent of net sales in each of the last two years.

         Liquidity and Capital Resources
         -------------------------------

         As of December 31, 2000, current assets were $3,912,800 compared to current liabilities of $1,792,000 for a current ratio of approximately
         2.2 to 1. In fiscal 1999, the Company's current ratio was 3.1 to 1.

         The Company had net cash flows used in operations of $343,600 in 2000 compared to net cash flows used in operations in 1999 of $1,050,700, a change of $707,100. This change was due in part to the decreases inventory and increases in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses is primarily related to the acquisition of certain liabilities from Earth Lore Ltd.

         The Company extends credit to its customers, generally on terms, which require payment within 30 days. Some customers participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 120 days. The Company believes this is consistent with normal practices in its industry. As the Company has expanded its customer base to include more mass-market and specialty retailers, the risk of larger uncollectable accounts receivable has increased. To mitigate this risk, effective March 1, 2001 the Company obtained a business credit insurance policy to guarantee the majority of its accounts receivable through a Standard & Poors rated insurance company (see "Accounts Receivable Risks").

         On November 18, 1999, the Company received full payment on its note-receivable from its 1997 divestiture of Action Snacks(R). The Company received payment of $671,504 of notes receivable.

         The Company maintains a line of credit with a financial institution under a revolving loan agreement, which matures in April 2001. The borrowing limit as of December 31, 2000, was $1,000,000. Borrowings are collateralized by all accounts receivable and inventories, and interest is payable monthly at the financial institution's prime rate (10.5% at December 31, 2000). The agreement provides that, among other things, the Company maintains a minimum working capital and net worth and a maximum debt to net worth ratio, as defined in the agreement. The agreement also prohibits additional indebtedness in excess of $200,000 in the aggregate.

         At December 31, 2000, the Company had $799,000 of borrowings under the line of credit The Company also had, at December 31, 2000, a capital lease obligation, payable in monthly installments, excluding sales tax of approximately $4,200, including interest imputed at 9.4%, secured by certain tangible equipment, maturing September 2003, in the amount of $180,500.

         As of December 31, 2000, the Company's long-term debt consisted of a mortgage payable to a commercial bank of $713,400. The mortgage is collateralized by real estate and improvements, bearing interest annually at 7.5% and amortized assuming a twenty-year term, with ten years of monthly principal and interest payments, then a balloon payment of approximately $514,000. In addition, through the acquisition of the Earth Lore, Ltd. liabilities, the following notes were assumed:

             Installment note to bank, payable in monthly installments of approximately $1,500, including interest at 8.5%, secured by
             certain tangible property and equipment, maturing August 2002.          18,200

             Installment note to bank, payable in monthly installments of approximately $4,300, including interest at 9.5%, secured by
             certain tangible property and equipment, maturing November 2002.        60,200

             Installment note to bank, payable in monthly installments of approximately $3,400, plus interest at 11.5%, secured by certain
             tangible property and equipment, maturing May 2003.                     66,900

         An addition to the above notes, the Company assumed a line of credit with a Canadian financial institution under a revolving loan agreement. Borrowings are collateralized by substantially all of the assets of Action Products Canada, Ltd. and interest is payable monthly at the financial institution's prime rate plus 2% (9.5% at December 31, 2000). The maximum available borrowing under the credit line is approximately $350,000. At December 31, 2000, the Company had approximately $99,300 of borrowings under the line of credit.

         Other long term liabilities were comprised of deferred revenue of $175,000, associated with a non-compete agreement, and deferred income taxes of $37,500,

         During the year ended December 31, 2000, the Company collected $10,600 of stock subscription receivables from related parties. In addition, the Company had stock subscriptions receivable of approximately $523,500 due from related parties at December 31, 2000.

         During 2000, the Company recorded depreciation and amortization of approximately $334,600 compared to $290,900. In addition, the Company invested $327,000 and $125,700 in the acquisition of new assets in 2000 and 1999, respectively.

         Shareholders' equity at December 31, 2000 increased by $251,900 to $3,459,500 due primarily to net income and the issuance of shares related to the acquisition of the assets of Earth Lore, Ltd. and a decrease in stock subscription receivables.

         Factors That May Affect Future Results and Market Price of Stock:
         -----------------------------------------------------------------

         The Company is operating in a rapidly changing environment, which involves a number of risks, some of these the Company controls. The following indicate some of these risks:

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

         As a result of the maturing date with SouthTrust Bank, effective March 22, 2001, the Company has entered into an agreement with Citrus Bank, to which Citrus Bank provides a revolving line of credit for up to $2 million (the "New Revolver"). The borrowings under the New Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures June 30, 2003 and contains covenants relating to the condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated.

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

         Returns and Markdowns. As is customary in the toy industry, the Company historically has permitted, on a minimum basis, certain customers to return slow-moving items for credit or has provided price protection by making any price reductions effective as to certain products then held by retailers in inventory. The Company expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on the Company's financial condition and results of operations.

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

         Dependence on Contract Manufacturers. The Company conducts substantially all of its manufacturing operations through contract manufacturers, except for the Earth Lore (TM) brand, many of which are located in the People's Republic of China (the "PRC"), Hong Kong, Singapore and Taiwan. The Company generally does not have long-term contracts with its manufacturers. Foreign manufacturing is subject to a number of risks, including but not limited to transportation delays and interruptions, political and economic disruptions, the impositions of tariffs and import and export controls and changes in governmental policies. While the Company to date has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future and possibly result in increases in costs and delays of, or interferences with, product deliveries resulting in losses of sales and goodwill.

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

         Accounts Receivable Risks. Certain of the Company's customers participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 120 days. Although several customers accounted for more than 4% of the Company's sales in 2000, the insolvency or business failure of any customer with a large account receivable could have a material adverse affect on the Company.

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

         Concentration of Stock Ownership. The Company's present Officers and Directors beneficially own approximately 73.6% of the common stock on a fully diluted basis. As a result, current management will be substantially able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

         Dependence on Key Management. The Company's success largely depends on a number of key employees. The loss of services or one or more of these employees could have a material adverse effect on the Company's business. The Company is especially dependent upon the efforts and abilities of certain of its senior management, particular Ronald Kaplan, its Chairman & Chief Executive Officer. The loss of Mr. Kaplan or any of its key executives could have a material adverse effect on the Company and its operations and prospects. Currently the Company has no key man life insurance on Mr. Kaplan. The Company believes that its future success will also depend, in part, upon its ability to attract, retain and motivate qualified personnel. There is no assurance, however, that the Company will be successful in attracting and retaining such personnel.

         No Dividends. The Company expects that it will retain all available earnings generated by our operations for the development and growth of our business. Accordingly, the Company does not anticipate paying any cash dividends on its common stock.

         Dilution. As of December 31, 2000, the Company has 2,116,436 shares of its common stock issued and outstanding. The Company's Board has the ability, without further shareholder approval, to issue up to 12,883,564 additional shares of common stock. Such issuance may result in a reduction of the book value or market price, if any of the outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

                          MANAGEMENT/BOARD OF DIRECTORS

         The executive officers and directors of the Company are as follows:

                Name                 Age                          Position
                ----                 ---                          --------

         Ronald S. Kaplan             35           Chairman of the Board of Directors, Chief Executive Officer (1)

         Ronald Tuchman               65           President & Chief Operating Officer, Director

         Timothy L. Young             38           Chief Financial Officer & Secretary

         Lawrence Bernstein           60           Director, Chair of Nominating Committee (1) (2)

         Judith Kaplan                62           Director

         Marvin Smoller               55           Director, Chair of Audit Committee (2)

         --------------------
         (1)  Member of the Nominating Committee
         (2)  Member of the Audit Committee

         Ronald S. Kaplan, Chairman of the Board and Chief Executive Officer. From January 1996 to February 2001 Mr. Kaplan held the position as President. Mr. Kaplan served as Executive Vice President and Chief Operating Officer prior to becoming President and Chief Executive Officer in January 1996. He is the son of the founder/director Judith Kaplan.

         Ronald Tuchman, President and Chief Operating Officer since February 2001 and Director since August 1998. Mr. Tuchman is a respected member of the toy industry with over 30 years of experience in all-retailing aspects of the toy business. As of February 2001, Mr. Tuchman has joined the Company as President. Prior to joining the Company's Board, Mr. Tuchman most recently served as Chairman of the Board, Chief Executive Officer and a Director of Imaginarium, an "upscale" educational specialty toy store chain. In addition to other professional accomplishments, Tuchman was employed by Toys "R" Us for nearly 25 years, where he held several positions, including Senior Vice President, and is widely known within the Toy Industry as one of Toys"R"Us founding fathers. Mr. Tuchman attended Roosevelt University in Chicago where he majored in advertising and marketing.

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

         Lawrence Bernstein, Director since September 1999. Mr. Bernstein is a key figure in the toy industry. For twenty years Mr. Bernstein held several positions with the Hasbro Corporation. Prior to leaving Hasbro in 1995 Mr. Bernstein was the President of the flagship Hasbro Toy Division and Executive Vice President of Hasbro, Inc. Mr. Bernstein holds a Bachelor of Science degree in Business Administration from Boston University with emphasis in Marketing & Economics.

         Judith Kaplan, Company Founder and Director since 1980, served as Chair of the Board of Directors of the Company since its incorporation in 1980 until December 31, 1995. Ms. Kaplan was President ('80-'87), Secretary ('80-'97), Chief Executive Officer ('80-'95), Chief Financial Officer ('80-'98) and Treasurer ('80-'91) of the Company. She is the mother of Ronald Kaplan.

         Marvin Smoller, Director, since September 2000. Mr. Smollar is President and co-founder of Delray Capital Corporation, an investment management company specializing in derivative securities. Previously, Mr. Smollar was founder, president, CEO and Chairman of Marchon, Inc. -- an international toy manufacturing and marketing company which was acquired by Empire of Carolina, an American Stock Exchange company. Prior to that, he was founder, President and Chief Executive Officer of Kidco, Inc., a toy manufacturing and marketing company that introduced such well known lines as Matchbox(R), and was acquired by a New York Stock Exchange listed company.

             Nominating Committee - Lawrence Bernstein, Chair; Ronald S. Kaplan

             Audit Committee - Marvin Smoller, Chair; Lawrence Bernstein

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

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION:

         The following table sets forth the aggregate compensation paid to Ronald S. Kaplan (the "Named Executive Officer") by the Company. None of the other executive officers of the Company were paid a total annual salary and bonuses of $100,000 or more. Except as set forth in the table below, no bonuses or other compensation was paid during the 2000, 1999, or 1998 fiscal years.

                                                Summary Compensation Table
                                                  Long Term Compensation

                                                                                            Other
                        Name and                                          Annual          Restricted
                        Principal                         Salary           Bonus         Compensation
                        Position             Year          ($)              ($)              ($)1
                -----------------------------------------------------------------------------------------
                Ronald Kaplan, CEO           2000        $105,000                  $0       $6,000
                                             1999        $100,000                  $0       $6,000
                                             1998        $100,000             $35,000       $6,000
                --------------------------
                1 Includes value of use of automobile, vacation pay, sick pay.

         Ron Kaplan was promoted to Chief Executive Officer and Chairman of the Board of Directors as of January 1, 1996. As of February 2001, Mr. Kaplan vacated his position as President of the Company to Ronald Tuchman. As of February 2001, Mr. Kaplan's annual salary is $130,000 plus the use of an automobile. Mr. Tuchman and Mr. Young's annual salary is $120,000 and $115,500, respectively plus auto allowances.

         Mr. Tuchman became our President and Chief Operating Officer in February 2001. Pursuant to his three-year employment agreement, Mr. Tuchman's base compensation is $120,000 per year. In addition, Mr. Tuchman also received options to purchase 125,000 shares of our common stock at an exercise price of $1.75 per share.

         In connection with his employment agreement, Mr. Tuchman also agreed to invest $200,000 in the Company in exchange for 114,266 shares of the Company's common stock at a purchase price of $1.75 per share.

         Option Grants in Last Fiscal Year
         ---------------------------------

         The Company did not grant any options to the Named Executive during the fiscal year ended December 31, 2000.

         Aggregated Option/Warrant Exercises and Year End Option/Warrant Values
         ----------------------------------------------------------------------
         in Last Fiscal Year
         -------------------

         The following table sets forth the aggregate of options exercised in the year ended December 31, 2000 and the value of options held at December 31, 2000.

                                        Option/Warrant Exercises/Option/Warrant Values

                                                                 Number of Securities
                                                                Underlying Unexercised       Value of Unexercised In-
                                   Shares                     Options/Warrants at Fiscal    the-money Options/Warrants
                                 Acquired on      Value                Year End                 At Fiscal Year End
                  Name          Exercise (#)   Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
                  ----          ------------   ------------    -------------------------     -------------------------
            Ronald S. Kaplan          0             $0                 929,000/0                  $1,074,384/0(1)

         (1) The dollar value was calculated by determining the difference between the fair market value at fiscal year-end of the common stock underlying the options/warrants and the exercise prices of the options/warrants. The last sale price of a share of the Company's common stock on December 31, 2000 as reported by Nasdaq was $1.875. Therefore the value of the unexercised warrants has been calculated. The unexercised options are out-of-the-money, so they have been excluded from this calculation.

         Section 16(a) Beneficial Ownership Reporting Compliance
         -------------------------------------------------------


         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock to file with the Securities and Exchange Commission (the "SEC") and NASDAQ initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by the SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent (10%) beneficial owners were complied with, except that. Mr. Young inadvertently failed to file his initial statement of beneficial ownership on Form 3 on a timely basis and filed a report listing his acquisition of 2,000 shares of the Company's common stock on a Form 3 instead of a Form 4. The Company also believes that Mr. Smoller may have filed to file his initial statement of beneficial ownership on a Form 3 and Mr. Young, Mr. Tuchman and Mr. Bernstein may have failed to file Form 5's reporting the grant of options, exempt from Section 16(b) listing their acquisition of options. It also appears that Warren Kaplan and Judy Kaplan may have not timely filed Form 4's reporting their sales of common stock in December 1999. The Form 4's are dated January 8, 2001, but they were not filed electronically on EDGAR until March 2001. The Company has retained counsel to assist its officers and directors in correcting any delinquent Section 16 filings.

         Employee Stock Ownership Plan
         -----------------------------

         On April 23, 1984, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP qualifies for special tax benefits under the Internal Revenue Code. Under the ESOP, the Company, at the discretion of its Board of Directors, may make an annual contribution to a trust that purchases the Company's stock from the Company for the benefit of employees who have completed at least 1,000 hours of work during the fiscal year. Employer contributions under the ESOP are allocated to each employee's account on a pro-rata basis according to the total compensation paid to, and the number of years of service by, all eligible employees. An employee becomes 100% vested in the ESOP following 5 years of plan eligibility. As of December 31, 2000, there were 23,256 shares of Common Stock held by the Company's ESOP trust.

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

         Under the Plan, the Company has reserved an aggregate of 900,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). Plan Options are either options qualifying as incentive stock options ("Incentive Options") or options that do not qualify ("Non-Qualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee but shall in no event be less than 75% of the fair market value of the underlying shares on the date of the grant. As of December 31, 2000, there were 864,000 Incentive Options existing under the plan. No Non-Qualified Options have been issued.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The following table sets forth information with respect to the number of shares of Common Stock beneficially owned by (i) each director of the Company, (ii) the executive officer named in the Summary Compensation Table, (iii) all directors and officers as a group and
         (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company's common stock as of December 31, 2000. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 390 North Orange Ave., 21st Floor, Orlando, Florida 32801. As of February 28, 2000, there were issued and outstanding 2,230,722 shares of Common Stock.

                          Table of Beneficial Ownership
                          -----------------------------
                              Amount and Nature of

                  Name and                         Beneficial        Percent
                  Address                          Ownership         of Class
                  -------                          ---------         --------
                  Ronald S. Kaplan               1,202,317 1           38.1%

                  Ronald Tuchman                   319,286 2           13.1%

                  Judith Kaplan                  1,048,827 3           43.1%

                  Warren Kaplan                  1,048,827 4           43.1%

                  Lawrence Bernstein                20,000 5             .9%

                  Marvin Smoller                    10,000 6             .4%

                  All Directors and
                  Officers as a Group
                  (6 persons, Directors and
                  5% owners shown above)         2,756,430 7           73.6%
-------------------
1 Includes immediately exercisable options to purchase 100,000 shares at $3.50 per share and immediately exercisable warrants to purchase 829,000 shares of Common Stock at $0.579.

2 Includes immediately exercisable options to purchase 80,000 shares at $3.50 per share and 125,000 shares at $1.75.

3 Includes immediately exercisable options to purchase 100,000 shares at $3.50 per share. Also includes 23,256 shares held as Trustee of the Company's Employee Stock Ownership Plan Trust and 411,212 shares and 100,00 options exercisable at $3.50 per share held by her husband. Ms. Kaplan disclaims beneficial ownership of her husband's shares.

4 Includes immediately exercisable options to purchase 100,000 shares at $3.50 per share. Also includes 23,256 shares held as Trustee of the Company's Employee Stock Ownership Plan Trust and 414,359 shares and 100,00 options exercisable at $3.50 per share held by his wife. Mr. Kaplan disclaims beneficial ownership of his wife's shares.

5 Includes immediately exercisable options to purchase 20,000 shares at $3.50 per share.

6 Includes immediately exercisable options to purchase 10,000 shares at $3.50 per share.

7 Includes immediately exercisable warrants to purchase 829,000 shares warrants to purchase and immediately exercisable options to purchase 685,000 shares

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         During 1998, Ronald S. Kaplan redeemed the conversion features of the loan due him in exchange for warrants exercisable for shares of the Company's Common Stock under substantially the same terms. The exchange, therefore, did not have a dilutive effect. Once alternative financing was arranged with a financial institution, the previous notes payable were satisfied. Accordingly, there are no notes payable to related parties as of December 31, 2000.

         On November 29, 1999, Ronald S. Kaplan, Judith Kaplan and Warren Kaplan exercised their options, 243,000, 58,000, and 58,000, respectively at a exercise price of $1.39 per share, the realizable gain at the time of exercise was $208,900, $49,880 and $49,880, respectively, based on a closing price of $ 2.25.

         In connection with stock options exercised during 1999, there were stock subscriptions receivable from related parties of $523,500 as of December 31, 2000.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      Financial Statements, Financial Statement Schedules and Exhibits

         1.       Financial Statements
                  --------------------

                     Report of Independent Certified Public Accountants

                     Balance Sheet - December 31, 2000

                     Statements of Operations - Years ended December 31, 2000
                       and 1999

                     Statements of Changes in Shareholders' Equity - Years
                       ended December 31, 2000 and 1999

                     Statements of Cash Flows - Years ended December 31, 2000
                       and 1999

                     Notes to Financial Statements - Years ended December 31,
                       2000 and 1999

         2.       Financial Statement Schedules   -  None.
                  ------------------------------

         3.       Exhibits
                  --------

      Exhibit No.

         3.1 Amended Articles of Incorporation incorporated by reference to an Exhibit to Definitive Proxy Statement filed May 22, 1998.

         3.2 Amended By-laws, incorporated by reference to an Exhibit to the Definitive Proxy Statement filed May 22, 1998.

         10.1 Employee Stock Ownership Plan incorporated by reference to an Exhibit to the Company's Registration Statement on Form S-18, dated April 23, 1984, at pages 154-208.

         10.2 Incentive Stock Option Plan incorporated by reference to an Exhibit to the Company's Registration Statement on Form S-18 dated September 25, 1984, at pages 210-220.

         10.3 401(k) Plan dated October 3, 1986, incorporated by reference to an Exhibit to Form 10-K filed August 15, 1987.*

         10.4 Amendment to Employee Stock Ownership Plan dated February 8, 1988, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.*

         10.5 Amendment to Employee Stock Ownership Plan dated March 10, 1989, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.*

         10.6     Company's 1996 Stock Option Plan incorporated.*

         10.7 Asset Purchase Agreement between the Company and American Outdoor Products, Inc. dated December 31, 1997 incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed February 26, 1998.

         10.8 Asset Purchase Agreement between the Company and Earth Lore Ltd., dated October 15, 2000 incorporated by reference to
                  Exhibit in the Company's Current Report on Form 8-K filed November 6, 2000.

         11.1     Statement re: computation of per share earnings.

         21.1     List of Subsidiaries

         23.1      Independent Auditors Consent Agreement

         ---------------------------
         * Indicates Management contract or compensation plan arrangement.

(b)      Reports on Form 8-K
         --------------------

         On November 6, 2000, the Company filed a Form 8-K, under Item 2 and
         Item 7 reporting that it had acquired certain assets and liabilities of Earth Lore, Ltd.

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

                                    ACTION PRODUCTS INTERNATIONAL, INC.
                                    a Florida corporation


Date: March 30, 2001                By:   /s/ RONALD S. KAPLAN
      --------------------                ----------------------------------
                                    Ronald S. Kaplan, Chairman of the Board,
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                  Date
---------                                   -----                                  ----


/s/ RONALD S. KAPLAN                Chairman of the Board/                      March 30, 2001
-----------------------------       Chief Executive Officer/ Director           --------------
Ronald S. Kaplan

/s/ RONALD TUCHMAN                  President/Chief Operating Officer/          March 30, 2001
-----------------------------       Director                                    --------------
Ronald Tuchman

/s/ TIMOTHY L. YOUNG                Chief Financial Officer/                    March 30, 2001
--------------------                Secretary (Chief Accounting Officer)        ---------------
Timothy L. Young

/s/ LAWRENCE BERNSTEIN              Director                                    March 30, 2001
----------------------                                                          --------------
Lawrence Bernstein

/s/ JUDITH KAPLAN                   Director                                    March 30, 2001
-----------------------------                                                   --------------
Judith Kaplan

/s/ MARVIN SMOLLER                  Director                                    March 30, 2001
-----------------------------                                                   --------------
Marvin Smoller

                       ACTION PRODUCTS INTERNATIONAL, INC.
                                 AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

                                 C O N T E N T S
                                 ---------------

                                                                        Page
                                                                       Number


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                            F-2

   Consolidated Statements of Operations                                 F-4

   Consolidated Statements of Changes in Shareholders' Equity            F-5

   Consolidated Statements of Cash Flows                                 F-6

   Notes to Consolidated Financial Statements                            F-7

                                 MOORE STEPHENS
                                 LOVELACE, P.A.
            CERTIFIED PUBLIC ACCOUNTANTS AND MANAGEMENT CONSULTANTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Action Products International, Inc.
Orlando, Florida


We have audited the accompanying consolidated balance sheet of Action Products International, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Products International, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.



/s/ Moore Stephens Lovelace, P.A.
---------------------------------
Certified Public Accountants


Orlando, Florida
February 2, 2001, except for
    Note 12, as to which the date
    is March 22, 2001.

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $   614,700
   Accounts receivable, net of an allowance
      for doubtful accounts of $97,000                                1,692,600
   Inventories, net                                                   1,387,900
   Prepaid expenses and other assets                                    217,600
                                                                    -----------

                               TOTAL CURRENT ASSETS                   3,912,800

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                  67,400
   Building and building improvements                                 1,023,600
   Equipment                                                            919,100
   Furniture and fixtures                                               173,200
                                                                    -----------
                                                                      2,183,300
   Less accumulated depreciation and amortization                      (963,700)
                                                                    -----------

                  NET PROPERTY, PLANT AND EQUIPMENT                   1,219,600

EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED                       548,300

OTHER ASSETS                                                            649,200
                                                                    -----------

                          TOTAL ASSETS                              $ 6,329,900
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of installment notes payable and
      obligation under capital lease                                $   139,600
   Accounts payable                                                     534,100
   Accrued expenses                                                      62,300
   Accrued payroll and related expenses                                  32,900
   Current portion of mortgage payable                                   19,500
   Borrowings under lines of credit                                     898,300
   Income taxes payable                                                  80,300
   Deferred revenue                                                      25,000
                                                                    -----------

                          TOTAL CURRENT LIABILITIES                   1,792,000

INSTALLMENT NOTES PAYABLE AND OBLIGATION
   UNDER CURRENT LEASE                                                  197,000

MORTGAGE PAYABLE                                                        693,900

DEFERRED INCOME TAXES                                                    37,500

DEFERRED REVENUE                                                        150,000
                                                                    -----------

                                  TOTAL LIABILITIES                   2,870,400

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $.001 par value; 15,000,000 shares authorized;
      2,116,400 shares issued and outstanding                             2,100
   Additional paid-in capital                                         3,670,100
   Retained earnings                                                    310,800
   Stock subscription receivable                                       (523,500)
                                                                    -----------

                         TOTAL SHAREHOLDERS' EQUITY                   3,459,500
                                                                    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 6,329,900
                                                                    ===========



    The accompanying notes are an integral part of the financial statements.

            ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2000 and 1999

                                                                 2000                       1999
                                                              -----------              -----------

NET SALES                                                     $ 7,823,700              $ 5,847,100

COST OF SALES                                                   3,990,600                3,387,500
                                                              -----------              -----------

                                          GROSS PROFIT          3,833,100                2,459,600

OPERATING EXPENSES
   Selling                                                      1,338,500                1,187,900
   General and administrative                                   2,229,000                1,947,800
                                                              -----------              -----------
                                                                3,567,500                3,135,700
                                                              -----------              -----------

                         INCOME (LOSS) FROM OPERATIONS            265,600                 (676,100)

OTHER INCOME (EXPENSE)
   Interest expense                                              (193,600)                 (96,000)
   Interest income                                                 30,900                  172,100
   Other income                                                    96,500                  170,500
                                                              -----------              -----------
                                                                  (66,200)                 246,600
                                                              -----------              -----------
       INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            199,400                 (429,500)

PROVISION (BENEFIT) FOR INCOME TAXES                              104,100                 (197,000)
                                                              -----------              -----------

NET INCOME (LOSS)                                             $    95,300              $  (232,500)
                                                              ===========              ===========

INCOME (LOSS) PER SHARE
   Basic                                                      $      0.05              $     (0.14)
                                                              ===========              ===========
   Diluted                                                    $      0.03              $     (0.14)
                                                              ===========              ===========

    The accompanying notes are an integral part of the financial statements.

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                     Common Stock
                                                   $.001 Par Value         Additional                      Stock          Total
                                              -------------------------     Paid-In        Retained     Subscription   Shareholders'
                                                 Shares          Amount     Capital        Earnings      Receivable       Equity
                                              -----------    -----------   -----------    -----------    -----------    -----------
BALANCE - JANUARY 1, 1999                       1,642,800    $     1,600   $ 3,008,300    $   448,000    $   (43,700)   $ 3,414,200


ISSUANCE OF COMMON SHARES UPON EXERCISE OF
OPTIONS                                           388,000            400       534,500             --       (534,900)            --


COLLECTION OF STOCK SUBSCRIPTIONS                      --             --            --             --         44,500         44,500

PURCHASE OF TREASURY STOCK AND CANCELLATION
OF COMMON STOCK                                    (5,500)            --       (18,600)            --             --        (18,600)


NET LOSS                                               --             --            --       (232,500)            --       (232,500)
                                              -----------    -----------   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 1999                     2,025,300          2,000     3,524,200        215,500       (534,100)     3,207,600


COLLECTION OF COMMON STOCK SUBSCRIPTIONS               --             --            --             --         10,600         10,600

ISSUANCE OF COMMON SHARES UPON PURCHASE OF
SUBSIDIARY                                         91,100            100       145,900             --             --        146,000


NET INCOME                                             --             --            --         95,300             --         95,300
                                              -----------    -----------   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2000                     2,116,400    $     2,100   $ 3,670,100    $   310,800    $  (523,500)   $ 3,459,500
                                              ===========    ===========   ===========    ===========    ===========    ===========



    The accompanying notes are an integral part of the financial statements.

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999


                                                                             2000                1999
                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $    95,300        $  (232,500)
   Adjustments to reconcile net income (loss) to net cash
         used in operating activities
      Depreciation                                                           129,100            109,800
      Amortization                                                           205,500            181,100
      Provision for bad debts                                                 22,700             31,800
      Deferred income tax provision (benefit)                                 23,500           (324,000)
      Changes in:
         Accounts receivable                                                (463,300)          (458,100)
         Inventories                                                         184,800           (325,300)
         Prepaid expenses                                                    (29,000)           (78,700)
         Income taxes refundable                                                  --             37,000
         Accrued interest receivable                                              --             36,300
         Other assets                                                       (209,600)          (412,200)
         Accounts payable                                                    (18,800)           121,800
         Accrued expenses and payroll                                       (238,100)           186,300
         Income taxes payable                                                (20,700)           101,000
         Deferred revenue                                                    (25,000)           (25,000)
                                                                         -----------        -----------
                 NET CASH USED IN OPERATING ACTIVITIES                      (343,600)        (1,050,700)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, plant and equipment                             (327,000)          (125,700)
                                                                              17,300                 --
   Cash acquired in business combination
   Collection of note receivable                                                  --          1,464,800
                                                                         -----------        -----------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (309,700)         1,339,100

CASH FLOWS FROM FINANCING ACTIVITIES
   Collection of stock subscriptions receivable                               10,600             44,500
   Purchase of treasury stock                                                     --            (18,600)
   Repayment of mortgage principal                                           (17,900)           (16,700)
   Repayment of notes payable to related parties                             (23,000)                --
   Net change in borrowings under lines of credit                            244,700            416,100
                                                                         -----------        -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                       214,400            425,300
                                                                         -----------        -----------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (438,900)           713,700

        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,053,600            339,900
                                                                         -----------        -----------

              CASH AND CASH EQUIVALENTS AT END OF YEAR                   $   614,700        $ 1,053,600
                                                                         ===========        ===========


    The accompanying notes are an integral part of the financial statements.

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999



NOTE 1 -       NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

               Description of Business

               Action Products International, Inc. and Subsidiary (the Company) is engaged in the design, manufacture and sale of toys, books, and other educational and entertainment products. The Company also sells promotional products. The Company's products are wholesaled worldwide to educational and leisure industry retailers.

               Acquisition of Earth Lore, Ltd. and Basis of Presentation

               On September 28, 2000, the Company formed Action Products Canada, Ltd., a wholly owned Canadian subsidiary for the purpose of acquiring substantially all of the assets including, but not limited to, patents, pending patent applications, trademarks, brand names, customer lists, and inventory and assuming certain liabilities of Earth Lore, Ltd. ("Earth Lore"), a Canadian toy manufacturer located in Winnipeg, Manitoba. On October 15, 2000, the acquisition was completed and was accounted for under the purchase method of accounting for business combinations. The purchase price was approximately $978,000 and was comprised of approximately 91,100 unregistered shares of the Company's common stock valued at $146,000 and the assumption of approximately $832,000 of Earth Lore's debt and operating liabilities. Approximately $505,000 of the purchase price was allocated to tangible and identifiable intangible assets acquired based upon their estimated fair values as of the effective date of the acquisition. The excess of consideration paid, including approximately $75,300 of other costs related to the transaction, over and above the estimated fair value of the identifiable net assets acquired, has been included in the accompanying balance sheet as "excess of cost over fair value of assets acquired."

               The accompanying consolidated financial statements include the results of operations of Action Products International, Inc. for the year ended December 31, 2000 and its wholly owned foreign subsidiary, Action Products Canada, Ltd., for the period October 16, 2000 through December 31, 2000. All significant intercompany transactions have been eliminated.

               The following table of unaudited pro-forma results presents the operations of the Company as if it had owned the business of Earth Lore, Ltd. since January 1, 1999, after giving effect to certain adjustments, including amortization of excess of cost over fair value of assets acquired and salary adjustments:

                                                                               2000                  1999
                                                                         -----------------     -----------------

                  Net Revenues                                           $    8,709,000        $    7,122,000
                  Net Loss                                               $     (329,000)       $     (458,000)
                  Net loss per share - basic and diluted                 $        (0.16)       $        (0.29)

               Cash and Cash Equivalents

               For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

NOTE 1 -       NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES (Continued)

               Inventories

               Inventories, which consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market. The inventory valuation allowance at December 31, 2000 was approximately $145,000.

               Property, Plant and Equipment

               Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

                              Building                             40   Years
                              Furniture and fixtures                5   Years
                              Equipment                        5 -  7   Years

               Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter.

               Excess of Cost Over Fair Value of Assets Acquired

               The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as "excess of cost over fair value of assets acquired" and is amortized over a 15-year period on a straight-line basis.

               Other Assets

               Other assets consist primarily of costs associated with molds and dies for form-pressed toys, purchased text for the Company's books, and license fees for the use of the Discovery Channel(R) name on the packaging of certain educational toys. These assets are amortized on a straight-line basis over their useful lives, as follows:

                                                                       Net Book
                                                                       Value At
                                                                    December 31,
                                                       Years            2000
                                                      ------       -------------
                 Molds and dies                          5           $   615,000
                 Purchased text                       3 - 10               7,100
                 License fees                            1                27,100
                                                                     -----------
                                                                     $   649,200
                                                                     ===========

               In the event a product is discontinued and the associated costs are not fully amortized, the unamortized portion is charged to expense at the time the product is discontinued.

               The Company assesses the recoverability of intangible assets, including excess of cost over fair value of assets acquired, if facts and circumstances suggest that their carrying amount may have been impaired. In making its assessment, the Company gives consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets, and other factors that may affect the recoverability of such assets. If such an assessment indicates that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets is reduced.

NOTE 1 -       NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES (Continued)

               Deferred Revenue

               In December 1997, the Company entered into an agreement with the purchaser of certain of the Company's assets associated with its snack food product line (see Note 3). The agreement provides for, among other things, the Company to receive compensation of $250,000 in exchange for ceasing its activities related to the manufacture and sale of freeze-dried snack foods for a period of ten years. The agreement also provides for compensation of $50,000 in exchange for making certain information available to the purchaser during 1998. The Company recorded these amounts as deferred revenue at December 31, 1997 and is amortizing them into income using the straight-line method over the terms specified in the agreement. As of December 31, 2000, deferred revenue related to this agreement was $175,000.

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

               The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for 2000:

                                                                               Year Ended December 31, 2000
                                                                    ----------------------------------------------------
                                                                        Income             Shares           Per-Share
                                                                     (Numerator)       (Denominator)          Amount
                                                                      ----------      -----------------   --------------
                       Basic EPS
                          Net income                                   $  95,300          2,044,700          $0.05
                                                                                                             =====

                       Effect of Dilutive Securities
                          Common stock options and
                              Warrants                                     -                737,000
                                                                       ---------          ---------

                       Diluted EPS
                          Net income plus assumed
                              Conversions                              $  95,300          2,781,700          $0.03
                                                                       =========          =========          =====


NOTE 1 -       NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES (Continued)

               Net Income Per Share (Continued)

               Options to purchase 864,000 shares of common stock of the Company at approximately $3.50 per share were outstanding during 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire from 2001 to 2004.

               Foreign Currency Translation and Comprehensive Income

               Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the fiscal year. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. Gains or losses on foreign currency transactions are included in the consolidated statements of earnings. During the year ended December 31, 1999, the Company incurred no gains or losses on foreign currency transactions. During the year ended December 31, 2000, the Company incurred a deminimus gain on foreign currency. The Company also has no other accumulated or current items of comprehensive income that are excluded from net income. Accordingly, the Company has not presented a statement of comprehensive income.

               Estimates

               The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Credit Risk and Fair Value of Financial Instruments

               Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2000 include trade receivables and approximately $561,000 of cash deposited in money market mutual funds. The money market funds are not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds. Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company's large number of customers and their geographical dispersion.

               The carrying values of cash and cash equivalents, mortgage payable, installment notes payable, and the line of credit approximate their fair values.

               Reclassifications

               Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

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

               The Company had stock subscriptions receivable from related parties of approximately $523,500 and $534,100 as of December 31, 2000 and 1999, respectively.


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


NOTE 4 -       MORTGAGE PAYABLE

               In November 1998, the Company borrowed $750,000 in the form of a mortgage payable, collateralized by its warehouse facility in Ocala, Florida. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. A balloon payment of approximately $513,500 is due in 2009. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintains a minimum working capital and net worth, and a maximum debt to net worth ratio. The proceeds from this borrowing were used to repay notes payable to related parties of $600,000 and to provide additional permanent working capital. The outstanding principal balance due on the mortgage payable at December 31, 2000, was $713,400.

               Maturities on long-term debt and obligations are approximately as follows:

                                  Year Ending
                                  December 31,                  Amount
                                  ------------              -------------

                                     2001                   $     19,500
                                     2002                         21,000
                                     2003                         22,700
                                     2004                         24,300
                                     2005                         26,400
                                  Thereafter                     599,500
                                                            -------------
                                                            $    713,400
                                                            =============

               Cash paid for interest on the mortgage payable during the years ended December 31, 2000 and 1999, approximated $55,500 and $56,300, respectively.

               Cash paid for interest on all borrowing arrangements and lease obligations was approximately $150,000 and $85,800 in 2000 and 1999, respectively.

NOTE 5 -       CREDIT LINEs

               The Company maintains a line of credit with a financial institution under a revolving loan agreement, which matures in April 2001. The borrowing limit as of December 31, 2000, was $1,000,000. Borrowings are collateralized by all accounts receivable and inventories, and interest is payable monthly at the financial institution's prime rate (10.5% at December 31, 2000). The agreement provides that, among other things, the Company maintains a minimum working capital and net worth and a maximum debt to net worth ratio, as defined in the agreement. The agreement also prohibits additional indebtedness in excess of $200,000 in the aggregate. At December 31, 2000, the Company had $799,000 of borrowings under the line of credit (see Note 12).

               As a result of the its acquisition of the business of Earth Lore, Ltd., the Company assumed a line of credit with a Canadian financial institution under a revolving loan agreement. Borrowings are collateralized by substantially all of the assets of Action Products Canada, Ltd. and interest is payable monthly at the financial institution's prime rate plus 2% (9.5% at December 31, 2000). Maximum available borrowings under this line of credit approximated $350,000. At December 31, 2000, the Company had approximately $99,300 of borrowings under the line of credit (see Note 12).


NOTE 6 -       INSTALLMENT NOTES PAYABLE AND OBLIGATION
               UNDER CAPITAL LEASE

               Installment notes payable and obligation under capital lease as of December 31, 2000, are as follows:

               Capital lease obligation, payable in monthly installments, excluding sales tax of approximately $4,200, including interest imputed at 9.4%, collateralized by certain tangible equipment,
               with a net book value of $206,700, maturing September 2003.                 $ 180,500

               Installment note to financial institution, payable in monthly installments of approximately $1,500, including interest at 8.5%, collateralized by certain tangible property and equipment, maturing August 2002.
                                                                                              18,200

              Installment note to financial institution, payable in monthly installments of approximately $4,300, including interest at 9.5%, collateralized by certain tangible property and equipment, maturing November 2002.
                                                                                             60,200

               Installment note to financial institution, payable in monthly installments of approximately $3,400, plus interest at 11.5%, collateralized by certain tangible property and equipment,
               maturing May 2003.                                                             66,900

               Other                                                                          10,800
                                                                                          ---------
                                                                                            336,600
               Less:  Current portion                                                       (139,600)
                                                                                          ---------

                                                                                          $ 197,000
                                                                                          ========

NOTE 6 -       INSTALLMENT NOTES PAYABLE AND OBLIGATION
               UNDER CAPITAL LEASE (Continued)

               Maturities on installment notes payable and obligation under capital leases, are approximately as follows:

                                                                          Obligations
                                                      Installment            Under
                               Year Ending               Notes              Capital
                               December 31,             Payable              Lease              Totals
                           ----------------------    ---------------     ---------------    ---------------
                                   2001              $     79,100        $     60,500       $    139,600
                                   2002                    64,400              66,400            130,800
                                   2003                    12,600              53,600             66,200
                                                     ------------        ------------       ------------
                                                     $    156,100        $    180,500       $    336,600
                                                     ============        ============       ============


NOTE 7 -       Income taxes

               The provision for income taxes consists of the following for the year ended December 31, 2000:

                                                   Current            Deferred            Total
                                                   --------           --------          --------

                            Foreign                $ 15,100           $     --          $ 15,100
                            Federal                  59,000             20,000            79,000
                            State                     6,000              4,000            10,000
                                                   --------           --------          --------

                                                   $ 80,100           $ 24,000          $104,100
                                                   ========           ========          ========


               Significant components of the Company's deferred tax liabilities and assets at December 31, 2000, are approximately as follows:

                   Deferred Tax Liabilities
                   ------------------------
                       Amortization                                        $    (42,200)
                       Depreciation                                             (26,300)
                                                                           -------------
                             Gross deferred tax liabilities                     (68,500)

                   Deferred Tax Assets
                   -------------------
                       Bad debt allowance                                        30,100
                       Inventory reserves                                        54,600
                       Charitable contribution carryforward                         800
                                                                           ------------
                             Gross deferred tax assets                           85,500
                       Valuation allowance                                      (54,500)
                                                                           ------------
                             Net deferred tax assets                             31,000
                                                                           ------------

                             Net deferred taxes                            $    (37,500)
                                                                           ============

               During 2000, deferred tax asset valuation allowance increased by $4,000.

               The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

                                                                                   2000               1999
                                                                             ---------------    ---------------
                   Federal provision (benefit) expected at
                       statutory rates (34%)                                 $      54,600      $    (146,000)
                   Meals and entertainment and auto lease
                       inclusion                                                    11,000            (13,000)
                   Income not subject to tax                                            --            (38,000)
                   State income taxes                                                5,800                 --
                   Increase in valuation allowance                                   4,000                 --
                   Foreign income taxes                                             15,100                 --
                   Other                                                            13,600                 --
                                                                             ---------------    ---------------

                             Provision (benefit) for income taxes            $     104,100      $    (197,000)
                                                                             ===============    ===============

               During 1999, the Company recognized approximately $113,000 of other income, which resulted from expiration of certain contingencies related to a refund from a taxing authority.

               Income taxes paid in cash were approximately $-0- and $10,000 during the years ended December 31, 2000 and 1999, respectively.


NOTE 8 -       INTERNATIONAL SALES

               International sales amounted to approximately $409,000 and $412,000 in 2000 and 1999, respectively.


NOTE 9 -       SHAREHOLDERS' EQUITY

               Employee Stock Ownership Plan

               The Company has an Employee Stock Ownership Plan (the "ESOP"), which covers substantially all employees. The ESOP provides that, among other things, contributions to the ESOP shall be determined by the Board of Directors prior to the end of each year and that the contributions may be paid in cash, Company stock or other property at any time within the limits prescribed by the Internal Revenue Code. At December 31, 2000, the ESOP held approximately 23,000 shares of the Company's common stock. No shares were contributed in 2000 or 1999.

               Stock Options

               On May 28, 1996, the Company's Board of Directors adopted the "1996 Stock Option Plan" (the "SOP"). Under the SOP, the Company has reserved an aggregate of 900,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 2000 and 1999, a total of 300,000 and 60,000 options, respectively, were issued under the SOP at a weighted average exercise price of approximately $3.50 per share. As of December 31, 2000, there were 864,000 SOP options.

               In connection with the acquisition of the business of Earth Lore, Ltd., the Company entered into employment agreements with certain former Earth Lore, Ltd. employees. The employment agreements provide that, among other things, the employees are to receive options to acquire up to 88,777 shares of the Company's common stock. The options vest in equal annual installments over a three-year period commencing October 2000 and are exercisable at a weighted average exercise price of $3.50.

               In addition to the SOP options, the Company had other options outstanding. All outstanding stock options not granted under the SOP were exercisable at $1.38 per share. As of December 31, 1998, there were 388,000 other options outstanding. During 1999, all of these stock options were exercised in 1999 at an aggregate exercise price of $534,900, all of which was in the form of subscriptions receivable.

               There was an aggregate of 864,000 stock options outstanding at December 31, 2000. The options expire as follows: 494,000 in 2001; 80,000 in 2003; and 290,000 in 2004. In the event of a change in the Company's control, the options may not be callable by the Company. The following table summarizes the aggregate stock option activity for the years ended December 31, 2000 and 1999:

                                                                                                    Weighted
                                                                             Shares Under            Average
                                                                                Option            Exercise Price
                                                                          ----------------       ------------------
                 Outstanding at December 31, 1998                             1,022,000                $2.70
                 Grants                                                          70,000                $3.64
                 Exercises                                                     (388,000)               $1.38
                 Cancellations                                                  (90,000)               $3.72
                                                                              ---------                -----
                 Outstanding at December 31, 1999                               614,000                $3.50
                 Grants                                                         300,000                $3.50
                 Exercises                                                           --                $  --
                 Cancellations                                                  (50,000)               $3.50
                                                                              ---------                -----

                 Outstanding at December 31, 2000                               864,000                $3.50
                                                                              =========


               Of the 864,000 options outstanding at December 31, 2000, approximately 775,000 are currently exercisable.

               The weighted-average exercise price for options outstanding at December 31, 2000, was $3.50. The weighted average term over which the options may be exercised is 1.8 years.

               Additionally, the Company has outstanding warrants for the purchase of up to 1,036,300 of its common shares (see Note 2).

               Total subscriptions receivable as of December 31, 2000 and 1999, were $523,500 and $534,100 and were receivable from related parties. Payments of stock subscriptions receivable of $10,600 and $44,500 were collected in 2000 and 1999, respectively.

               Financial Accounting Standards Board pronouncement FAS No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the "pro-forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations, as shown below:

                                                                                  2000                  1999
                                                                                ----------          ----------

                  Net income (loss)               As reported                    $   95,300        $  (232,500)
                                                  Pro forma                      $ (271,800)       $  (367,900)

                  Income (loss) per share         Basic
                                                       As reported               $     0.05             $(0.14)
                                                       Pro forma                 $    (0.12)            $(0.22)
                                                  Diluted
                                                       As reported               $     0.03             $(0.14)
                                                       Pro forma                 $    (0.11)            $(0.22)

               The Company's weighted-average assumptions used in the pricing model and resulting fair values are as follows:

                                                                                     2000                1999
                                                                                 -----------          ----------

                  Risk-free rate                                                        7.5%               7.5%
                  Expected option life (in years)                                         4               4.40
                  Expected stock price volatility                                       129%               136%
                  Grant date value                                                    $2.16              $2.13


NOTE 10 -      EMPLOYEE BENEFIT PLAN

               The Company has a 401(k) Employee Benefit Plan (the "Plan"), which covers substantially all employees. Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company's Board of Directors. The Company charged approximately $16,300 and $14,800 in 2000 and 1999, respectively, to operations for its contributions to the Plan.

NOTE 11 -      OTHER COMMITMENTS AND CONTINGENCIES

               Operating Leases

               During 1998, the Company entered into a noncancellable-operating lease for office space, which expires in November 2003. In addition, the Company leases certain vehicles under noncancellable operating leases expiring through 2002. Approximate minimum future lease payments due under these operating leases, are as follows:

                                  Year Ending
                                  December 31,                      Amount
                                 -------------                   ------------

                                     2001                        $    86,000
                                     2002                             82,100
                                     2003                             60,100
                                                                 -----------

                                                                 $   228,200
                                                                 ===========

NOTE 11 -      OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

               In addition, the Company rents a warehouse facility in Winnipeg, Canada, on a month-to-month basis. Monthly rents on the warehouse facility approximate $4,000.

               During 2000 and 1999, approximately $71,300 and $66,000, respectively, were charged to operations for rent expense related to the operating leases.

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

               Licensing and Distribution Agreements

               During 1998, the Company entered into a three-year licensing agreement with Discovery Communications, Inc., which provides for, among other things, the Company's right to utilize intellectual properties surrounding the Discovery Channel(R) brand. As defined in the agreement, the Company agreed to pay royalties totaling a minimum of $300,000 over the term of the agreement based on the expected sales of the product line bearing the Discovery Channel(R) name. Royalty expense was approximately $65,000 and $100,000 in 2000 and 1999, respectively.

               The Company also has entered into licensing agreements related to its Thomas The Tank Engine and Space Voyages product lines. These agreements provide, among other things, for the Company to pay royalties based on a percentage of sales of these products.

               In addition, the Company has entered into exclusive distribution agreements related to its Climb@Tron product line. The agreements contain provisions for the exclusive arrangement through December 2002, if certain minimum quantities of products are purchased. The minimum order requirement for the year ended December 2000, is $300,000.


NOTE 12 -      SUBSEQUENT EVENTS

               On March 22, 2001, the Company entered into an agreement with a financial institution for a working capital line of credit. The agreement stipulated, among other things, a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution's prime rate. The agreement also requires, among other things, that the Company maintain a 1.5-to-1 current ratio and a 1.75-to-1 debt to net worth ratio. The initial term of the agreement expires June 30, 2003. Proceeds from this new $2,000,000 line of credit were used to repay outstanding borrowings on the Company's previous line of credit in the approximate amount of $966,000.