Form 10QSB
period 2001-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2001-05-21
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001               Commission File Number    0-13118



                       ACTION PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          Florida                                         59-2095427
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

                                     YES   X    NO
                                         -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of last practicable date.


         Class                                      Outstanding at May 21, 2001
Common Stock, $.001 par value                               2,230,700



       Transitional Small Business Disclosure Format (check one): YES  NO   X
                                                                      ---- ----

                                    I N D E X



PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number
Item 1.    Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2001
            and December 31, 2000 (unaudited)                                3

Condensed Consolidated Statements of Operations - Three months ended
            March 31, 2001 and 2000 (unaudited)                              4

Condensed Consolidated Statements of Cash Flows - Three months ended
              March 31, 2001 and 2000 (unaudited)                            5

Notes to unaudited condensed consolidated financial statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         6


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                           12

Item 6. Exhibits and Reports on Form 8-K                                    12

SIGNATURE PAGE                                                              13

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                                       Mar. 31, 2001   Dec. 31, 2000
                                                                                                       -------------   -------------
                                                                        ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                            $   440,500     $   614,700
   Accounts receivable, net of an allowance for doubtful accounts of $113,000 at
      March 31, 2001 and $97,000 at December 31, 2000                                                     1,703,300       1,692,600
   Inventories, net                                                                                       1,357,100       1,387,900
   Prepaid expenses and other assets                                                                        340,300         217,600
                                                                                                        -----------     -----------
                                                                          TOTAL CURRENT ASSETS            3,841,200       3,912,800
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                                      67,400          67,400
   Building and building improvements                                                                     1,026,600       1,023,600
   Equipment                                                                                                951,900         919,100
   Furniture and fixtures                                                                                   183,200         173,200
                                                                                                        -----------     -----------
                                                                                                          2,229,100       2,183,300
   Less accumulated depreciation and amortization                                                          (986,800)       (963,700)
                                                                                                        -----------     -----------
                                                             NET PROPERTY, PLANT AND EQUIPMENT            1,242,300       1,219,600
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED                                                           553,100         548,300
OTHER ASSETS                                                                                                637,700         649,200
                                                                                                        -----------     -----------
                                                                                  TOTAL ASSETS          $ 6,274,300     $ 6,329,900
                                                                                                        ===========     ===========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of installment notes payable and
     obligation under capital lease                                                                     $    67,100     $   139,600
   Accounts payable                                                                                         423,600         534,100
   Accrued expenses                                                                                         218,600          62,300
   Accrued payroll and related expenses                                                                      85,500          32,900
   Current portion of mortgage payable                                                                       16,900          19,500
   Borrowings under lines of credit                                                                       1,027,100         898,300
   Income taxes payable                                                                                      13,000          80,300
   Deferred revenue                                                                                          25,000          25,000
                                                                                                        -----------     -----------
                                                                     TOTAL CURRENT LIABILITIES            1,876,800       1,792,000
INSTALLMENT NOTES PAYABLE AND OBLIGATION
   UNDER CURRENT LEASE                                                                                      281,100         197,000
MORTGAGE PAYABLE                                                                                            691,600         693,900
DEFERRED INCOME TAXES                                                                                        61,000          37,500
DEFERRED REVENUE                                                                                            143,800         150,000
                                                                                                        -----------     -----------
                                                                             TOTAL LIABILITIES            3,054,300       2,870,400
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock - $.001 par value; 15,000,000 shares authorized;
     2,230,700 shares issued and outstanding at March 31, 2001 and
     2,116,400 shares issued and outstanding
     at December 31, 2000                                                                                     2,200           2,100
   Additional paid-in capital                                                                             3,870,000       3,670,100
   Retained earnings                                                                                         68,300         310,800
   Stock subscriptions receivable                                                                          (720,500)       (523,500)
                                                                                                        -----------     -----------
                                                                    TOTAL SHAREHOLDERS' EQUITY            3,220,000       3,459,500
                                                                                                        -----------     -----------
                                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 6,274,300     $ 6,329,900
                                                                                                        ===========     ===========


                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                       March 31, 2001   March 31, 2000
                                                                                       --------------   --------------

NET SALES                                                                               $ 1,657,700        $ 1,470,200

COST OF SALES                                                                               864,900            771,700
                                                                                        -----------        -----------

                                                                    GROSS PROFIT            792,800            698,500

OPERATING EXPENSES
   Selling                                                                                  337,200            291,600
   General and administrative                                                               600,100            404,400
                                                                                        -----------        -----------
                                                                                            937,300            696,000
                                                                                        -----------        -----------

                                                   INCOME (LOSS) FROM OPERATIONS           (144,500)             2,500

OTHER INCOME (EXPENSE)
   Interest expense                                                                         (33,200)           (34,200)
   Interest income                                                                            4,000              9,700
   Other income (expense)                                                                   (52,900)            67,300
                                                                                        -----------        -----------
                                                                                            (82,100)            42,800
                                                                                        -----------        -----------
                                 INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           (226,600)            45,300

PROVISION FOR INCOME TAXES                                                                   15,900             13,100
                                                                                        -----------        -----------

NET INCOME (LOSS)                                                                       ($  242,500)       $    32,200
                                                                                        ===========        ===========

INCOME (LOSS) PER SHARE
   Basic                                                                                ($     0.11)       $      0.02
                                                                                        ===========        ===========
   Diluted                                                                              ($     0.11)       $      0.01
                                                                                        ===========        ===========

Weighted average number of common shares outstanding:
   Basic                                                                                  2,117,700          2,007,400
   Diluted                                                                                2,117,700          2,785,600





                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                         March 31, 2001    March 31, 2000
                                                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                      ($  242,500)       $    32,200
   Adjustments to reconcile net income (loss) to net cash
        used in operating activities
     Depreciation                                                                              36,600             28,200
     Amortization                                                                              90,700             56,700

     Provision for bad debts                                                                   16,000                  0
     Deferred income tax provision                                                             23,500                  0

     Loss on Disposal of Fixed Assets                                                          (6,300)                 0
     Changes in:
        Accounts  receivable                                                                  (26,700)          (191,100)
        Inventories                                                                            30,800             58,800
        Prepaid expenses                                                                     (122,700)          (149,200)
        Other assets                                                                          (84,000)            (6,900)
        Accounts payable                                                                     (110,500)            90,700
        Accrued expenses and payroll                                                          208,900           (288,200)
        Income taxes payable                                                                  (67,300)          (101,000)
        Deferred revenue                                                                       (6,200)            (6,200)
                                                                                          -----------        -----------
                                             NET CASH USED IN OPERATING ACTIVITIES           (259,700)          (476,000)
                                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                                          -----------        -----------
   Acquisition of property, plant and equipment                                               (53,000)            (9,500)
                                                                                          -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Collection of stock subscriptions receivable                                                 3,000              9,600
   Repayment of mortgage and capital lease principal                                          (20,700)            (4,500)
                                                                                                                 (13,100)
   Repayment of notes payable to related parties                                                   --
   Proceeds from borrowings                                                                   169,300            206,000
                                                                                          -----------        -----------
                                         NET CASH PROVIDED BY FINANCING ACTIVITIES            138,500            211,100
                                                                                          -----------        -----------
                                         NET DECREASE IN CASH AND CASH EQUIVALENTS           (174,200)          (274,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              614,700          1,053,600
                                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   440,500        $   779,200
                                                                                          ===========        ===========

Supplemental disclosures - cash paid for:
    Interest                                                                              $    33,200        $    34,200
    Taxes                                                                                 $    64,500        $   101,000




                             See Accompanying Notes

                       ACTION PRODUCTS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (Collectively, the "Company") at March 31, 2001 and the results of its operations and cash flows for the quarters ending March 31, 2001 and 2000. The quarterly financial information included herein is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2. Line of Credit. As of March 22, 2001, the Company entered into an agreement with Citrus Bank, pursuant to which Citrus Bank provides a revolving line of credit for up to $2 million at the "Prime" lending rate (the "Revolver"). The borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures June 30, 2003 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company's previous line of credit with another financial institution expired during the first quarter of 2001.

3. Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the period ending March 31, 2001, as their effect would have been anti-dilutive.

4. Shareholders Equity Transactions. Upon the employment of Mr. Ronald Tuchman as President and Chief Operating Officer, effective February 2001, Mr. Tuchman agreed to invest $200,000 in the Company in exchange for 114,266 shares of the Company's common stock at a purchase price of $1.75 per share. As of March 31, 2001, the $200,000 investment was a Stock Subscription receivable. The full amount was collected in May 2001. The Company also collected $3,000 from other Stock Subscriptions during the quarter ending March 31, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:
Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements we make in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the Company's ability to successfully (i) develop its brands and proprietary products through internal development, licensing and/or mergers and acquisitions, (ii) access the mass market by entering into licensing agreements with major retailers and (iii) develop its E-commerce strategy.

Additional factors include, but are not limited to the following: the size and growth of the market for the Company's products, competition, pricing pressures, market acceptance of the Company's product, the effect of

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

economic conditions, intellectual property rights, the results of financing efforts, risks in product development, the ability to identify acquisition opportunities and consummate same, and other risks identified in this report, and the Company's other periodic filings with the Securities Exchange Commission.

Results of Operations:
Three Months Ended March 31, 2001 Compared With Three Months Ended March 31,
2000

Net sales increased to $1,657,700 during the first quarter ended March 31, 2001, compared with net sales of $1,470,200 during the first quarter of 2000. Management attributes the 12.8% increase in revenues to increasing penetration of new products in its distribution channels and the growing strength of various proprietary lines and brands.

The Company continues to diversify its distribution channels and reduce its dependence on any one product or market. The continued improvements to the Company's sales systems have eased diversification into new markets, particularly the Company's increasing penetration into the specialty toy market. Management believes the downturn in the general economy and consumer confidence in the first quarter 2001 has adversely affected the Company's sales and may continue to affect sales throughout the remaining of the year. Several of the Company's specialty toy customers are experiencing financial distress and as a result, have slowed or stopped reorders of the Company's products. Despite these factors, the Company has been successful in increasing its sales during the first quarter of 2001 because of the opening of new sales channels and investment in new product lines that have been well received by its customers.

Gross profit increased by $94,300 from $698,500 to $792,800 in the period ended March 31, 2000 and 2001, respectively. This is attributable to the strategic implementation of propriety products such as Space Voyagers (R), Earth Lore(TM), etc. These products have a higher gross margin and currently comprise a larger percentage of the Company's total sales than in the past. However, as a percentage of net sales, there was a slight gross profit increase to 47.8% during the first quarter of 2001, compared with 47.5% for the first quarter of 2000.

Selling, General and Administrative (SG&A) expenses increased by $241,300 to $937,300 in the period ended March 31, 2001 from $696,000 for the same period in 2000. This 34.7% increase in SG&A expenses is due primarily to increased expenses incurred in connection with the start up of the operations of Action Products Canada Ltd. in association with the acquisition of assets of Earth Lore Ltd. and Its "I Dig Dinosaurs" line, which occurred during the fourth-quarter 2000. Also, the Company leased new computer software and hardware during the first quarter. These costs will directly enhance the sales and backoffice effiencies. In addition, selling expenses, including marketing efforts, growth of the distribution channels, commissions to the growing network of toy representatives, as well as added product development expenses and salaries, also contributed to the increase in SG&A.

Interest expense related to current and long-term debt was $33,200 and $34,200 during the first quarter of 2001 and 2000, respectively. The decrease is due primarily to lower interest rates granted under the Company's line of credit.

Interest income was $4,000 and $9,700 during the first quarter of 2001 and 2000, respectively.

Other income and expense are netted for financial statement presentation. This amount has historically been insignificant.

Income Before Provision for Income Taxes and Net Income. As a result of the foregoing, the Company had a net loss before taxes of $226,600 during the first quarter of 2001 compared with a net income of $45,300 during the first quarter of 2000. The Company recorded a $15,900 income tax provision during the first quarter of 2001, resulting in an after tax net loss of $242,500 for the first quarter of 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources:
As of March 31, 2001, current assets were $3,841,200 compared to current liabilities of $1,876,800, resulting in a current ratio of 2.1:1, compared to a 3.4:1 current ratio at March 31, 2000. Total assets decreased by $55,600 to $6,274,300 at March 31, 2001 from $6,329,900 at December 31, 2000. Current liabilities increased by $84,800. Current assets decreased by $71,600 due primarily to a decrease in cash and inventories.

Net accounts receivable and inventories were $1,703,300 and $1,357,500, respectively, at March 31, 2001, compared to $1,692,600 and $1,387,900, respectively, at December 31, 2000. The difference between the amounts at March 31, 2001 and year-end was a result of the Company's normal business cycle. In addition, during this period, the Company recorded $16,000 as additional allowance for doubtful accounts.

Cash and cash equivalents were $440,500 at March 31, 2001, a decrease of $174,200 from December 31, 2000. The decrease was a net result of prepaid expenses and payments of liabilities.

The Company had net cash flows used in operations of $259,700 for the three months ended March 31, 2001, as compared to net cash flows used in operations for the same period in 2000 of $476,000, a decrease of $216,300. The items that make up the difference are presented in the cash flow statement.

The Company extends credit to its customers, generally on terms which require payment within 30 days. Some customers participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 120 days. The Company believes this is consistent with normal practices in its industry. As the Company has expanded its customer base to include more broadly defined customer base in addition to specialty retailers, the risk of larger uncollectable accounts receivable has increased. To mitigate this risk, effective March 1, 2001, the Company obtained a business credit insurance policy to guarantee the majority of its accounts receivable through a Standard & Poors rated insurance company.

Net property, plant and equipment increased from $1,219,600 at December 31, 2000 to $1,242,300 at March 31, 2001, an increase of $22,700 or approx. 2%. The Company recorded depreciation of $23,000 during the first quarter of 2001. The Company made capital expenditures in the amount of $53,000 during the first quarter of 2001 to purchase computer software and hardware for all departments. Other assets decreased from $649,200 at December 31, 2000 to $637,700 at March 31, 2001, a decrease of $11,500 or 1.8%.

Accounts payable and accrued expenses increased by $45,800 to $642,200 as of March 31, 2001 from $596,400 at December 31, 2000, due primarily to in-transit inventory.

At March 31, 2001, the Company had $1,027,100 of borrowings under the line of credit, an increase of $128,800 from $898,300 as of March 31, 2000. This is due primarily to the receipt of, and payment for inventory during the quarter. The Company also had, at March 31, 2001, a capital lease obligation, payable in monthly installments, excluding sales tax of approximately $4,200, including interest imputed at 9.4%. The capital lease is secured by certain tangible equipment, maturing September 2003, in the amount of $180,500.

Other long-term liabilities were comprised of deferred revenue of $143,800 associated with a non-compete agreement related to the earlier sale of assets of Action Snacks (R), and deferred income taxes of $61,000.

Shareholders' equity at March 31, 2001 decreased by $239,500 to $3,220,000 from $3,459,500 at December 31, 2000 due primarily to the net loss and an increase in stock subscriptions and stock subscriptions receivable. During the three months ending March 31, 2001, the Company collected $3,000 of stock subscriptions receivable from related parties. In addition, the Company had stock subscriptions receivable of approximately $720,500 due from related parties at March 31, 2001. As of May 10, 2001, the Company collected $200,000 in stock subscriptions receivable from a related party, thereby reducing the stock subscriptions receivable to $525,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors That May Affect Future Results and Market Price of Stock:
-----------------------------------------------------------------

The Company is operating in a rapidly changing environment, which involves a number of risks identified herein and in our other periodic Securities and Exchange Commission filings. Some of these the risks are beyond the Company's control. The following indicates some of those risks:

Changing Consumer Preferences, reliance on New Product Introduction. As a result, of changing consumer preferences, many toys are successfully marketed for only one, two, or three years, if at all. There can be no assurance that (i) any of the Company's current successful products or product lines will continue to be popular with consumers for any significant period of time, (ii) new products and product lines introduced by the Company will achieve a desired degree of market acceptance, or (iii) if such acceptance is achieved, it will be maintained for any significant period of time. Furthermore, sales of the Company's existing products are expected to decline over time and may decline at rates faster than expected. The Company's success is dependent upon the Company's ability to enhance existing product lines and develop new products and product lines. The failure of the Company's new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's financial condition and results of operations.

Liquidity. As of March 22, 2001, the Company entered into an agreement with Citrus Bank, pursuant to which Citrus Bank provides a revolving line of credit for up to $2 million at the "Prime" lending rate (the "Revolver"). The borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory, and other operating and capital requirements. The Revolver matures June 30, 2003 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company's previous line of credit with another financial institution expired during the first quarter of 2001.

Inventory Management. Most of the Company's largest retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by the Company and other suppliers rather than maintaining large product inventories. These types of systems put pressure on suppliers like the Company to promptly fill customer orders and shift some of the inventory risk from the retailer to suppliers. Production of excess products by the Company to meet anticipated retailer demand could result in price markdowns and increased inventory carrying costs for the Company. Similarly, if the Company fails to predict consumer demand for a product, it may not be able to deliver an adequate supply of products on a timely basis and will, as a result, lose sales opportunities.

Returns and Markdowns. As is customary in the toy industry, the Company historically has permitted, on a minimum basis, certain customers to return slow-moving items for credit or has provided price protection by making any price reductions effective as to certain products held by retailers in inventory. The Company expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Dependence on Contract Manufacturers.
The Company conducts substantially all of its manufacturing operations through contract manufacturers, except for the Earth Lore(TM) brand, many of which are located in the People's Republic of China (the "PRC"), Hong Kong, Singapore and Taiwan. The Company generally does not have long-term contracts with its manufacturers. Foreign manufacturing is subject to a number of risks, including but not limited to transportation delays and interruptions, political and economic disruptions, the impositions of tariffs and import and export controls, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, changes in governmental policies, restrictions on the transfer of funds, currency fluctuations and potentially adverse tax consequences. While the Company to date has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future and possibly result in increases in costs and delays of, or interference's with, product deliveries resulting in losses of sales and goodwill.

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

Competition.
The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular products, characters and trademarks, and successfully marketed products. Many of the Company's competitors offer similar products or alternatives to the Company's products. The Company's products compete with other products for retail shelf space. There can be no assurance that shelf space in retail stores will continue to be available to support the Company's existing products or any expansion of the Company's products and product lines. There can be no assurance that the Company will be able to continue to compete effectively in this marketplace.

Possible Volatility of Stock Price.
The market price of the common stock has been, and may continue to be, highly volatile and has been, and could be, subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In the event that the Company's operating results are below the expectations of public market analysts and investors in one or more future quarters, it is likely that the price of the Company's common stock will be materially adversely affected. General market fluctuations may adversely affect the market price of the Company's common stock.

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

Inflation & Seasonality.
The Company's product line historically has not been significantly affected by inflation and inflation has not had a significant effect on gross earnings. The Company's sales have historically been seasonal in nature, reflecting peak sales in the second and third quarters and slower sales in the first quarter. Due to changes in customer base and products which reflect more of the toy market, the impact of the seasonal nature of the Company's sales is expected to increase.

Concentration of Stock Ownership.
The Company's present officers and directors beneficially own approximately 73.6 % of the common stock on a fully diluted basis. As a result, current management will be substantially able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

Anti-Takeover Provisions.
The Company's Articles of Incorporation permits the Company (without further shareholder approval) to issue additional shares of common stock determined by the Board of Directors. Such provisions could be used as anti-takeover measures. These provisions could prevent or discourage or delay a non-negotiated change in control and result in shareholders receiving less for their common stock than they otherwise might in the event of a takeover attempt.

Dependence on Key Management.
The Company's success largely depends on a number of key employees. The loss of services or one or more of these employees could have a material adverse effect on the Company's business. The Company is especially dependent upon the efforts and abilities of certain of its senior management, particular Ronald Kaplan, its Chairman & Chief Executive Officer, and Ronald Tuchman, its President and Chief Operating Officer. The loss of Mr. Kaplan, Mr. Tuchman or any of its other key executives could have a material adverse effect on the Company and its operations and prospects. Currently, the Company does not maintain key man life insurance on either Mr. Kaplan or Mr. Tuchman. The Company believes that its future success will also depend, in part, upon its ability to attract, retain and motivate qualified personnel. There is no assurance, however, that the Company will be successful in attracting and retaining such personnel.

No Dividends.
The Company expects that it will retain all available earnings generated by our operations for the development and growth of our business. Accordingly, the Company does not anticipate paying any cash dividends on its common stock.

Dilution.
As of March 31, 2001, the Company has 2,230,700 shares of its common stock issued and outstanding. The Company's Board has the ability, without further shareholder approval, to issue up to 12,769,300 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of any of the outstanding common shares. Issuance of additional equity securities, or debt securities convertible into equity, will reduce the proportionate ownership and voting power of the then existing shareholders.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS.

Upon the employment of Mr. Ronald Tuchman as President and Chief Operating Officer, effective February 2001, Mr. Tuchman agreed to invest $200,000 in the Company in exchange for 114,266 shares of the Company's common stock at a purchase price of $1.75 per share. As of March 31, 2001, the $200,000 investment was a stock subscriptions receivable, collected in May 2001. The proceeds will be used for general working capital purposes. In connection with the sale of securities, the Company relied on the exemption from registration provided under section 4(2) of the Securities Act of 1933, as amended. As an executive officer and director of the Company, Mr. Tuchman is an accredited investor. Mr. Tuchman was provided information about the Company, or had access to same, and was afforded the opportunity to ask questions of, and receive answers from management regarding the information provided or to which he had access. He acquired the securities with investment intent and the certificates for the securities bear a legend accordingly.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


A.      Exhibits

            Exhibit No.

               3.1 Amended Articles of Incorporation, incorporated by reference to an Exhibit to Definitive Proxy Statement filed May 22, 1998.

               3.2 Amended By-laws, incorporated by reference to an Exhibit to the Definitive Proxy Statement filed May 22, 1998.

               10.1 Employee Stock Ownership Plan, incorporated by reference to an Exhibit to the Company's Registration Statement on Form S-18, dated April 23, 1984, at pages 154-208.

               10.2 Incentive Stock Option Plan, incorporated by reference to an Exhibit to the Company's Registration Statement on Form S-18 dated September 25, 1984, at pages 210-220.

               10.3 401(k) Plan dated October 3, 1986, incorporated by reference to an Exhibit to Form 10-K filed August 15, 1987.

               10.4 Amendment to Employee Stock Ownership Plan dated February 8, 1988, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.

               10.5.1 Amendment to Employee Stock Ownership Plan dated March 10, 1989, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.

               10.6 Company's 1996 Stock Option Plan incorporated by reference to an Exhibit to the Company's Registration Statement on Form S-8 filed on April 20, 1999.

               10.7 Asset Purchase Agreement between the Company and American Outdoor Products, Inc. dated December 31, 1997, incorporated by reference to Exhibit in the Company's Current Report on Form 8-K filed February 26, 1998.

               10.8 Asset Purchase Agreement between the Company and Earth Lore Ltd., dated October 15, 2000, incorporated by reference to Exhibit in the Company's Current Report on Form 8-K filed November 6, 2000.

B.       Reports on Form 8-K
         None

         Items 1, 3, 4 and 5 are inapplicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Action Products International, Inc.

Date:   May 21, 2001        By:     /s/ Ronald Kaplan
      --------------              ------------------------------------------
                                        Ronald Kaplan,
                                        President  (Chief Executive Officer)

Date:   May 21, 2001        By:     /s/ Timothy L. Young
      --------------              ------------------------------------------
                                        Timothy L. Young,
                                        Chief Financial Officer
                                        (Principal Accounting Officer)