Form 10QSB
period 2001-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2001-08-16
CIK 747435

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30, 2001                   Commission File Number 0-13118



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

                            YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of last practicable date.


               Class                             Outstanding at August 15, 2001
  Common Stock, $.001 par value                          2, 230,900


  Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                    I N D E X



PART I.  FINANCIAL INFORMATION                                                               PAGE
                                                                                            NUMBER
Item 1.    Financial Statements

Condensed Consolidated Balance Sheet at June 30, 2001                                          3

Condensed Consolidated Statements of Operations - Three months ended
    and six months ended June 30, 2001 and 2000 (unaudited)                                    4

Condensed Consolidated Statements of Cash Flows - Six months ended
              June 30, 2001 and 2000 (unaudited)                                               5

Notes to unaudited Condensed Consolidated Financial Statements                                 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           7

Item 3.    Qualitative and Quantitative Disclosures About Market Risk                         10

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to Vote of Shareholders                                         10

Item 6. Exhibits and Reports on Form 8-K                                                      10

SIGNATURE PAGE                                                                                12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                               JUNE 30, 2001
                                                                                               -------------
                                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                       $   740,300
Accounts receivable, net of an allowance for doubtful accounts of $141,000                        1,490,500
Inventories, net                                                                                  1,388,200
Prepaid expenses and other assets                                                                   501,200
                                                                                                -----------
                                                                       TOTAL CURRENT ASSETS       4,120,200

PROPERTY, PLANT AND EQUIPMENT                                                                     2,240,900
Less accumulated depreciation and amortization                                                   (1,032,900)
                                                                                                -----------
                                                          NET PROPERTY, PLANT AND EQUIPMENT       1,208,000
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED                                                   563,600
OTHER ASSETS                                                                                        564,300
                                                                                                -----------
                                                                               TOTAL ASSETS     $ 6,456,100
                                                                                                ===========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of installment notes payable and
   obligation under capital lease                                                               $    76,100
Accounts payable                                                                                    283,900
Accrued expenses                                                                                    111,000
Borrowings under lines of credit                                                                  1,536,200
Other Current Liabilities                                                                            46,900
                                                                                                -----------
                                                                  TOTAL CURRENT LIABILITIES       2,054,100
                                                                                                -----------
INSTALLMENT NOTES PAYABLE AND OBLIGATION
  UNDER CAPITAL LEASE                                                                               111,300
COMMERCIAL LOANS PAYABLE                                                                            116,500
MORTGAGE PAYABLE                                                                                    684,400
DEFERRED REVENUE                                                                                    137,500
                                                                                                -----------
                                                                          TOTAL LIABILITIES       3,103,800
                                                                                                -----------
SHAREHOLDERS' EQUITY
Common stock - $.001 par value; 15,000,000 shares authorized; 2,230,900 shares issued
and outstanding                                                                                       2,200
Additional paid-in capital                                                                        3,870,000
Retained Earnings                                                                                       600
Stock subscriptions receivable                                                                     (520,500)
                                                                                                -----------
                                                                 TOTAL SHAREHOLDERS' EQUITY       3,352,300
                                                                                                -----------
                                                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 6,456,100
                                                                                                ===========



                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three Months Ended June 30               Six Months Ended June 30
                                                       -------------------------------         -------------------------------
                                                           2001               2000                 2001                2000
                                                       -----------         -----------         -----------         -----------
NET SALES                                              $ 1,613,300         $ 2,050,800         $ 3,271,000         $ 3,521,000

COST OF SALES                                              923,600           1,197,000           1,788,400           1,969,800
                                                       -----------         -----------         -----------         -----------

GROSS PROFIT                                               689,700             853,800           1,482,600           1,551,200

OPERATING EXPENSES
Selling                                                    337,000             321,600             675,600             613,200
General and administrative                                 561,500             432,500           1,160,300             835,800
                                                       -----------         -----------         -----------         -----------
    TOTAL OPERATING EXPENSES                               898,500             754,100           1,835,900           1,449,000
                                                       -----------         -----------         -----------         -----------

INCOME/(LOSS) FROM OPERATIONS                             (208,800)             99,700            (353,300)            102,200

OTHER INCOME/(EXPENSE)
Interest expense                                           (52,600)            (38,300)            (85,700)            (72,500)
Other                                                       75,800               4,900              26,800              81,900
                                                       -----------         -----------         -----------         -----------
                                                            23,200             (33,400)            (58,900)              9,400
                                                       -----------         -----------         -----------         -----------
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES           (185,600)             66,300            (412,200)            111,600

PROVISION/(BENEFIT) FOR INCOME TAXES                      (117,900)             19,300            (102,000)             32,400
                                                       -----------         -----------         -----------         -----------

NET INCOME/(LOSS)                                      $   (67,700)        $    47,000         $  (310,200)            $79,200
                                                       ===========         ===========         ===========         ===========

INCOME/(LOSS) PER SHARE
Basic                                                  $     (0.03)        $      0.02         $     (0.14)        $      0.04
                                                       ===========         ===========         ===========         ===========
Diluted                                                $     (0.03)        $      0.02         $     (0.14)        $      0.03
                                                       ===========         ===========         ===========         ===========

Weighted average number of common shares
outstanding:
Basic                                                    2,230,900           2,007,400           2,174,600           2,007,400
Diluted                                                  2,230,900           2,727,200           2,174,600           2,727,200



                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              SIX MONTHS ENDED JUNE 30
                                                                                             2001                 2000
                                                                                          ---------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                         $(310,200)           $   79,200
Adjustments to reconcile net income (loss) to net cash used in operating activities
   Depreciation                                                                              82,800                62,300
   Amortization                                                                             201,100               105,300
   Disposal of Asset                                                                          6,300                     0
   Provision for bad debts                                                                   44,100                 7,000
   Deferred income tax provision                                                            (37,500)                    0
Changes in:
   Accounts  receivable                                                                      65,600              (509,000)
   Inventories                                                                                 (300)              202,000
   Prepaid expenses                                                                        (235,600)             (107,600)
   Other assets                                                                             (87,600)              (81,600)
   Accounts payable                                                                        (250,200)             (153,000)
   Accrued expenses                                                                          16,100                     0
   Income taxes payable                                                                     (77,800)               50,200
   Deferred revenue                                                                         (12,500)              (12,500)
                                                                                          ---------            ----------
                                                NET CASH USED IN OPERATING ACTIVITIES      (595,700)             (357,700)
                                                                                          ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                                (77,500)              (66,900)
                                                                                          ---------            ----------
                                                NET CASH USED IN INVESTING ACTIVITIES       (77,500)              (66,900)
                                                                                          ---------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of stock subscriptions receivable                                                203,000                 9,600
Repayment of mortgage and capital lease principal                                           (23,700)               (9,400)
Repayment of notes payable to related parties                                               (18,600)                    0
Proceeds from borrowings (net)                                                              638,100               266,600
                                                                                          ---------            ----------
                                            NET CASH PROVIDED BY FINANCING ACTIVITIES       798,800               266,800
                                                                                          ---------            ----------

                                 NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS       125,600              (157,800)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            614,700             1,053,600
                                                                                          ---------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 740,300            $  895,800
                                                                                          =========            ==========

Supplemental disclosures - cash paid for:
    Interest                                                                              $  77,600            $   72,600
    Taxes                                                                                 $  66,000            $  101,000



                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the "Company"), at June 30, 2001 and the results of its (i) operations for the three and six month periods ended June 30, 2001 and 2000 and (ii) cash flows for the six month periods ended June 30, 2001 and 2000. The financial information included herein was taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2. LINE OF CREDIT. As of March 22, 2001, the Company entered into an agreement with Citrus Bank, pursuant to which Citrus Bank provides a revolving line of credit for up to $2 million at the "Prime" lending rate (the "Revolver"). The borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory and other operating and capital requirements. The Revolver matures June 30, 2003 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company's previous line of credit with another financial institution expired during the first quarter of 2001.

3. EARNINGS PER SHARE. Common stock equivalents were not included in the computation of diluted earnings per share for the three and six month periods ending June 30, 2001, as their effect would have been anti-dilutive.

4. SHAREHOLDERS EQUITY TRANSACTIONS. Under the employment agreement of Mr. Ronald Tuchman as President and Chief Operating Officer, effective February 2001, Mr. Tuchman agreed to invest $200,000 in the Company in exchange for 114,266 shares of the Company's common stock at a purchase price of $1.75 per share. The full amount of the subscription receivable was collected in May 2001.

5. NEW ACCOUNTING PRONOUNCEMENTS. On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other tangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS 141 and SFAS 142.

6. RECLASSIFICATION. Certain amounts in the June 30, 2000 Financial Statements have been reclassified to conform to the June 30, 2001 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully (i) develop its brands and proprietary products through internal development, licensing and/or mergers and acquisitions, (ii) access the mass market by entering into licensing agreements with major retailers and (iii) develop its E-commerce strategy.

Additional factors include, but are not limited to the following: the size and growth of the market for our products, competition, pricing pressures, market acceptance of the our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development, the ability to identify and consummate acquisition opportunities, other risks identified in this report and our other periodic filings with the Securities Exchange Commission.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

NET SALES decreased by $437,500 to $1,613,300 during the second quarter ended June 30, 2001, compared with net sales of $2,050,800 during the second quarter of 2000. Management attributes the 21% decrease in net sales to the general slowdown in the economy, prompting many customers to delay orders to subsequent periods and precipitating financial difficulties among certain large retail accounts, which led to a significant reduction in their orders as compared to the second quarter of 2000.

The Company's customer base began to stabilize in the second quarter of 2001, with the recapitalization or acquisition of several of the Company's customers who had experienced financial difficulties in the first quarter of 2001. This stabilization of the Company's customer base, the introduction of two new products lines - Play and Store(TM) and Thomas and Friends(TM) - coupled with the fact that many of the delayed orders referred to in the previous paragraph were beginning to be made at the end of the second quarter of 2001, is expected to produce a substantial improvement in net sales in the second half of fiscal 2001. The Company initiated increased efforts to diversify its distribution channels and recruited a sales executive with contacts and experience in the development of non-traditional toy outlets which should contribute significantly to the Company's efforts in this regard.

GROSS PROFIT percentage was 43% during the second quarter of 2001, compared with 42% for the same quarter of 2000. The Company's focus on cost competitive sourcing for its products led to the improved performance in spite of the decrease in net sales. The $164,100 decrease in gross profit from $853,800 to $689,700 in the quarters ended June 30, 2000 and 2001, respectively, is attributable to the previously noted decrease in net sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES increased by $144,400 to $898,500 in the three month period ended June 30, 2001 from $754,100 for the comparable period in 2000. This 19% increase in SG&A expenses is due primarily to investments made in the Company's efforts to expand its product offerings, channels of distribution and business processes.

These expenses include approximately $30,000 in increased expenses incurred in connection with the Integration of the operations of Action Products Canada Ltd. in association with the acquisition of assets of Earth Lore Ltd. and its "I Dig Dinosaurs" line, which occurred during the fourth-quarter 2000. Also, the Company incurred $25,000 in lease and related expenses for computer software and hardware related to the overhaul and modernization of the CRM and backoffice software systems. These investments, in addition to other benefits, will directly improve inventory management, expedite the processing of customer orders, assist in measuring the effectiveness of marketing and sales programs and improve the collection of accounts receivable. Management's decision to reduce staff levels, while at the same time recruiting staff members with the experience necessary to enhance our product development and sales efforts, resulted in a $25,000 net increase in compensation expenses not associated with the acquisition.

INTEREST EXPENSE related to current and long-term debt was $52,600 and $38,300 during the second quarter of 2001 and 2000, respectively. The increase of $14,300 is due primarily to higher average balances drawn under our line of credit used to fund operations and pay down accounts payable assumed through the acquisition of Earth Lore Ltd.

OTHER INCOME AND EXPENSE are netted for financial statement presentation. During the second quarter of 2001 and 2000, other income and expense were $75,800 and $4,900, respectively. The $70,900 increase was mainly attributable to an increase in service charges and an unrealized gain on investments.

INCOME BEFORE PROVISION FOR INCOME TAXES AND NET INCOME. As a result of the foregoing, the Company had a net loss before taxes of $185,600 and a net loss after taxes of $67,700 during the second quarter of 2001, compared with a net income before taxes of $66,300 and net income after taxes of $47,000 during the second quarter of 2000.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

NET SALES decreased by $250,000 to $3,271,000 during the six months ended June 30, 2001, compared with net sales of $3,521,000 during the six months ended 2000. Management attributes the 7% decrease in net sales to the general slowdown in the economy, prompting many customers to delay orders to subsequent periods and precipitating financial difficulties among certain large retail accounts, which led to a significant reduction in their orders as compared to the first six month period of 2000.

The Company's customer base began to stabilize in the second quarter of 2001, with the recapitalization or acquisition of several of the Company's customers who had experienced financial difficulties in the first quarter of 2001. This stabilization of the Company's customer base, the introduction of two new products lines - Play and Store(TM) and Thomas and Friends(TM) - coupled with the fact that many of the delayed orders referred to in the previous paragraph were beginning to be made at the end of the second quarter of 2001, is expected to produce a substantial improvement in net sales in the second half of fiscal 2001. The Company initiated increased efforts to diversify its distribution channels and recruited a sales executive with contacts and experience in the development of non-traditional toy outlets, which should contribute significantly to the Company's efforts in this regard.

GROSS PROFIT percentage was 45% during the six months ended June 30, 2001, compared with 44% for the six month period of 2000. The Company's focus on cost competitive sourcing for its products led to the improved

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

performance in spite of the decrease in net sales. The $68,600 decrease in gross profit from $1,551,200 to $1,482,600 in the six months ended June 30, 2000 and 2001, respectively, is attributable to the previously noted decrease in net sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES increased by $386,900 to $1,835,900 in the six month period ended June 30, 2001 from $1,449,000 for the comparable period in 2000. This 27% increase in SG&A expenses is due primarily to investments made in the Company's efforts to expand its product offerings, channels of distribution and business processes.

These expenses include approximately $100,000 in increased expenses incurred in connection with the Integration of the operations of Action Products Canada Ltd. in association with the acquisition of assets of Earth Lore Ltd. and its "I Dig Dinosaurs" line, which occurred during the fourth-quarter 2000. Also, the Company incurred $50,000 in lease and related expenses for computer software and hardware related to the overhaul and modernization of the CRM and backoffice software systems. These investments, in addition to other benefits, will directly improve inventory management, expedite the processing of customer orders, assist in measuring the effectiveness of marketing and sales programs and improve the collection of accounts receivable. Management's decision to reduce staff levels, while at the same time recruiting staff members with the experience necessary to enhance our product development and sales efforts, resulted in a $40,000 net increase in compensation expenses not associated with the acquisition.

INTEREST EXPENSE related to current and long-term debt for the six months ended June 30, 2001 increased by $13,200 to $85,700, compared with $72,500 for the same period in 2000. The increase is due primarily to higher average balances drawn under our line of credit used to fund operations and pay down accounts payable assumed through the acquisition of Earth Lore Ltd.

OTHER INCOME AND EXPENSE for the six months ended June 30, 2001 was $26,800, compared to $81,900 for the same period in 2000. The $55,100 decrease was mainly attributable to an unrealized loss on investments.

INCOME BEFORE PROVISION FOR INCOME TAXES AND NET INCOME. As a result of the foregoing, the Company had a net loss before income taxes of $412,200 and a net loss after taxes of $310,200 for the six months ended June 30, 2001, compared with a net income before income taxes of $111,600 and net income after taxes of $79,200 during the comparable six month period in 2000.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES: As of June 30, 2001, the Company had cash and cash equivalents of $740,300, representing an increase of $125,600 compared to December 31, 2000. Principal sources of liquidity for the first six months of fiscal 2001 were cash flows from financing activities of $798,800, which were derived from borrowings under the Revolver and collection of stock subscriptions receivable. Principal uses of cash in the first six months of fiscal 2001 were payments reducing all current accounts payable balances by $263,800, an increase in prepaid expenses of $235,600 related to marketing activities and insurance, a reduction in income taxes payable of $77,800 and $77,500 of property plant and equipment purchases.

At June 30, 2001, the Company had $1,536,200 of borrowings under the line of credit, an increase of $754,200 from $782,000 as of June 30, 2000. This was due primarily to payments for inventory purchases and liabilities assumed in association with the acquisition of Earth Lore Ltd. The line of credit which provides for borrowings up to $2,000,000 matures June 30, 2003. Under the credit agreement for the Revolver, the Company is subject to financial covenants relating to certain asset balances and financial ratios. As of June 30, 2001 the Company was eligible to borrow $1,694,000 under the Revolver. The Company believes that currently available cash and cash equivalents, liquid investments, cash flows from operations and current credit facilities will be sufficient to fund its operations for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK No information has been presented pursuant to Item 3 as the Company does not have any financial instruments outstanding as of June 30, 2001 requiring market risk disclosure or material foreign currency exposure requiring market risk disclosure.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS The annual meeting was held in the Company's offices at 390 North Orange Ave. Suite 2185, Orlando, Florida 32801 on Friday, May 25, 2001. The sole proposal brought before the shareholders was the nomination, by the Board of Directors, of Judith Kaplan, Lawrence Bernstein and Marvin Smollar for reelection as Class I Directors. The total number of shares entitled to vote at the meeting was 1,387,157. As a result of the votes cast, as described below, all three nominees were elected for two year terms to expire at the Annual Shareholders' Meeting in 2003:


Name                        For              Against           Abstained
-------------------------------------------------------------------------
Judith Kaplan             1,374,676            7,608              4,873
Lawrence Bernstein        1,382,284            - 0 -              4,873
Marvin Smollar            1,382,284            - 0 -              4,873

Ronald S. Kaplan and Ronald Tuchman were the two remaining Directors whose terms will continue to the Annual Meeting of Shareholders in 2002.

No other business was brought before the Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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



                       ACTION PRODUCTS INTERNATIONAL, INC.


         Date: August 15, 2001         By: /s/ Ronald Kaplan
               ---------------            ----------------------------------
                                           Ronald Kaplan,
                                           Chief Executive Officer


         Date: August 15, 2001         By: /s/ Robert L. Burrows
               ---------------           ---------------------------------
                                           Robert L. Burrows,
                                           Chief Financial Officer
                                           (Principal Accounting Officer)