Form 10QSB
period 2001-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2001-11-09
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001	Commission File Number 0-13118

ACTION PRODUCTS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2095427
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

390 N. Orange Ave., Suite 2185, Orlando, Florida, 32801
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code  (407) 481-8007

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]           NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at November 9, 2001
Common Stock, $.001 par value	2, 230,900

Transitional Small Business Disclosure Format (check one):    YES [  ]           NO [X]

I N D E X

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2001 (unaudited)	3

Condensed Consolidated Statements of Operations – Three months ended and nine months ended September 30, 2001 and 2000 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2001 and 2000 (unaudited)	5

Notes to unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II OTHER INFORMATION

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURE PAGE	12

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

Sept. 30, 2001

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$561,100

Accounts receivable, net of an allowance for doubtful accounts of $212,100	1,771,900

Inventories, net	2,155,600

Prepaid expenses and other assets	381,700

TOTAL CURRENT ASSETS	4,870,300

PROPERTY, PLANT AND EQUIPMENT	2,241,300

Less accumulated depreciation and amortization	(1,082,300)

NET PROPERTY, PLANT AND EQUIPMENT	1,159,000

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET	592,300

OTHER ASSETS	554,000

TOTAL ASSETS	$7,175,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of installment notes payable and obligation under capital lease	$86,100

Borrowings under lines of credit	1,564,500

Other Current Liabilities	1,178,300

TOTAL CURRENT LIABILITIES	2,828,900

INSTALLMENT NOTES PAYABLE AND OBLIGATION

UNDER CAPITAL LEASE	88,700

COMMERCIAL LOANS PAYABLE	108,600

MORTGAGE PAYABLE	679,900

DEFERRED INCOME TAXES	56,500

DEFERRED REVENUE	137,500

TOTAL LIABILITIES	3,900,100

SHAREHOLDERS’ EQUITY

Common stock – $.001 par value; 15,000,000 shares authorized; 2,230,900 shares issued and outstanding	2,200

Additional paid-in capital	3,870,000

Accumulated Deficit	(76,200)

Stock subscriptions receivable	(520,500)

TOTAL SHAREHOLDERS’ EQUITY	3,275,500

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,175,600

See Accompanying Notes

ITEM 1.    Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30

	2001	2000	2001	2000

NET SALES	$2,218,400	$2,313,200	$5,489,400	$5,834,100

COST OF SALES	1,208,500	1,284,100	2,996,900	3,253,900

GROSS PROFIT	1,009,900	1,029,100	2,492,500	2,580,200

OPERATING EXPENSES

Selling	436,700	353,500	1,112,300	929,700

General and administrative	606,200	520,800	1,839,900	1,393,600

TOTAL OPERATING EXPENSES	1,042,900	874,300	2,952,200	2,323,300

INCOME (LOSS) FROM OPERATIONS	(33,000)	154,800	(459,700)	256,900

OTHER INCOME (EXPENSE)

Interest expense	(36,200)	(40,800)	(121,900)	(113,400)

Other	(17,300)	50,600	82,900	132,500

	(53,500)	9,800	(39,000)	19,100

INCOME (LOSS) BEFORE PROVISION BENEFIT FOR INCOME TAX	(86,500)	164,600	(498,700)	276,000

PROVISION BENEFIT FOR INCOME TAXES	(9,800)	47,700	(111,800)	80,100

NET INCOME (LOSS)	$(76,700)	$116,900	$(386,900)	$195,900

INCOME (LOSS) PER SHARE

Basic	$(0.03)	$0.06	$(0.18)	$0.10

Diluted	$(0.03)	$0.04	$(0.18)	$0.07

Weighted average number of common shares outstanding:

Basic	2,230,900	2,007,400	2,193,400	2,007,400

Diluted	2,230,900	2,748,800	2,193,400	2,748,800

See Accompanying Notes

ITEM 1.    Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended Sept 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(386,900)	$195,900

Adjustments to reconcile net income (loss) to net cash used in operating activities

Depreciation	132,200	92,900

Amortization	281,500	156,900

Loss on disposal of asset	6,300	0

Provision for bad debts	115,400	0

Deferred income tax provision	19,000	(500)

Changes in:

Accounts receivable	(231,400)	(902,800)

Inventories	(768,000)	233,000

Prepaid expenses	(84,100)	(103,600)

Other assets	(273,800)	(71,000)

Accounts payable	90,200	50,700

Accrued expenses	421,600	(123,000)

Income taxes payable	(87,300)	(20,900)

Deferred revenue	(12,500)	(18,700)

NET CASH USED IN OPERATING ACTIVITIES	(777,800)	(511,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment	(77,900)	(216,500)

NET CASH USED IN INVESTING ACTIVITIES	(77,900)	(216,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Collection of stock subscriptions receivable	203,000	9,600

Repayment of mortgage and capital lease principal	(48,700)	(13,300)

Repayment of notes payable to related parties	(18,600)	0

Proceeds from borrowings (net)	666,400	368,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	802,100	364,700

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(53,600)	(362,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	614,900	1,053,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$561,300	$690,700

Supplemental disclosures – cash paid for:

Interest	$110,100	$113,400

Taxes	$66,000	$101,000

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at September 30, 2001 and the results of its (i) operations for the three and nine month periods ended September 30, 2001 and 2000 and (ii) cash flows for the nine month periods ended September 30, 2001 and 2000. The financial information included herein is taken from the books and records of the Company and has been reviewed by the Company’s independent Certified Public Accountants and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

2.     Line of credit. As of March 22, 2001, the Company entered into an agreement with Citrus Bank, pursuant to which Citrus Bank provides a revolving line of credit (the “Revolver”) for up to $2 million at the “Prime” lending rate. The borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory and other operating and capital requirements. The Revolver matures June 30, 2003 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants. The Company’s previous line of credit with another financial institution expired during the first quarter of 2001.

3.     Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the three and nine month periods ending September 30, 2001, as their effect would have been anti-dilutive.

5.      New accounting pronouncements.On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other tangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS 141 and SFAS 142.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

6.     Reclassification. Certain amounts in the Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2000 have been reclassified to conform to the Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2001. Amounts related to shipping supplies and freight charges previously reported as selling, general and administrative expenses have been reclassified to Cost of Sales in the Condensed Consolidated Statements of Operations.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully (i) develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions, (ii) access the mass market by entering into licensing agreements with major retailers and (iii) develop our E-commerce strategy.

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

Results of Operations:

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Net sales decreased by $94,800 to $2,218,400 during the third quarter ended September 30, 2001, compared with net sales of $2,313,200 during the third quarter of 2000. Management attributes the 4% decrease in net sales to the general slowdown in the economy and the loss of several major accounts as a result of financial distress precipitated by the slowdown, which were compounded by the events of September 11th. Net sales for the two months ended August 31, 2001 increased by $215,000, or 17% from the same period in 2000. The sales momentum generated in July and August was temporarily stalled by the events of September 11th, resulting in lower net sales for the quarter ended September 30, 2001 compared to the same period in the prior year. Orders and sales significantly increased in October 2001, thereby positioning us to be able to achieve record sales for the fourth quarter of 2001. We commenced the marketing of two promotion programs to bolster our sales efforts in the fourth quarter of 2001. These programs include; a consumer holiday cash rebate promotion for the I Dig Dinosaurs® excavation activity kits and a special four-point sales stimulus program that provides retailers with significant discounts on our entire product line, extended payment terms, and free “America the Beautiful” coloring books.

Gross profit percentage was 46% during the third quarter of 2001, compared with 45% for the third quarter of 2000. Our focus on cost competitive sourcing for our products led to the improved performance in spite of the decrease in net sales. The $19,200 decrease in gross profit from $1,029,100 to $1,009,900 in the quarters ended September 30, 2000 and 2001, respectively, is attributable to the previously noted decrease in net sales.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses increased by $168,600 to $1,042,900 for the three month period ended September 30, 2001 from $874,300 for the comparable period in 2000. This 19% increase in SG&A expenses is due primarily to expenditures made in connection with our efforts to (i) expand our product offerings, channels of distribution, and business processes, and (ii) strengthen our capabilities to support planned future growth, as well as increases in bad debt expense resulting from the financial distress experienced by certain accounts as previously noted.

These increased expenses include approximately $25,000 incurred in connection with the integration of the operations of Action Products Canada Ltd. in association with the acquisition of assets of Earth Lore Ltd. and its “I Dig Dinosaurs” ® line, which occurred during the fourth-quarter of 2000. Also, we incurred $22,500 in lease and related expenses for computer software and hardware related to the overhaul and modernization of the customer relationship management (CRM) and back office software systems. These expenditures, in addition to other benefits, will directly improve inventory management, expedite the processing of customer orders, assist in measuring the effectiveness of marketing and sales programs and improve the collection of accounts receivable. Management’s decision to reduce staff levels, while at the same time recruiting staff members with the experience necessary to enhance product development and marketing as well as our sales efforts, resulted in a $25,000 net increase in compensation expenses not associated with the acquisition of assets of Earth Lore Ltd.

Bad debt expense for the three months ended September 30, 2001 increased $46,000 from the same period in 2000. This expense was attributable to certain accounts receivable outstanding as of the first quarter of 2001. To mitigate the future collection risk of our accounts receivable, we obtained a business credit insurance policy in March 2001 to guarantee the majority of our accounts receivable through a Standard & Poor’s rated insurance company.

Interest expense related to current and long-term debt was $36,200 and $40,800 during the third quarter of 2001 and 2000, respectively. The decrease of $4,600 is due primarily to significantly lower interest rates offsetting the effect of higher average balances drawn under our line of credit with Citrus Bank.

Other income and (expense) are netted for financial statement presentation. During the third quarter of 2001 and 2000, other income and (expense) were ($17,300) and $50,600, respectively. The $67,900 decrease was mainly attributable to a decrease in service charges.

Income before provision for income taxes and net income. As a result of the foregoing, we had a net loss before taxes of $86,500 and a net loss after taxes of $76,700 during the third quarter of 2001, compared with a net income before taxes of $164,600 and net income after taxes of $116,900 during the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

Net sales decreased by $344,700 to $5,489,400 during the nine months ended September 30, 2001, compared with net sales of $5,834,100 during the comparable period in 2000. Management attributes the 6% decrease in net sales to the general slowdown in the economy and the loss of several major accounts as a result of financial distress precipitated by the slowdown, which were compounded by the events of September 11th. Net sales for the eight months ended August 31, 2001 was substantially equal to the net sales for the same period in 2000. The sales momentum generated in July and August was temporarily stalled by the events of September 11th, contributing to the lower net sales for the nine months ended September 30, 2001 compared to the same period in the prior year.

Orders and sales significantly increased in October 2001, which has positioned us to be able to achieve record sales for the fourth quarter of 2001. We commenced marketing two promotion programs to bolster our sales efforts in the fourth quarter of 2001. These programs include; a consumer holiday cash rebate promotion for the

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net sales (cont.)

I Dig Dinosaurs® excavation activity kits and a special four-point sales stimulus program that provides retailers with significant discounts on our entire product line, extended payment terms, and free “America the Beautiful” coloring books.

Gross profit percentage was 45% during the nine months ended September 30, 2001, compared with 44% for the nine month period of 2000. Our focus on cost competitive sourcing for our products led to the improved performance in spite of the decrease in net sales. The $87,700 decrease in gross profit from $2,580,200 to $2,492,500 in the nine months ended September 30, 2000 and 2001, respectively, is attributable to the previously noted decrease in net sales.

Selling, general and administrative (SG&A) expenses increased by $628,900 to $2,952,200 in the nine month period ended September 30, 2001 from $2,323,300 for the comparable period in 2000. This 27% increase in SG&A expenses is due primarily to expenditures made in our efforts to (i) expand our product offerings, channels of distribution and business processes, (ii) strengthen our capabilities to support planned future growth, as well as an increase in bad debt expense resulting from the financial distress experienced by certain accounts as previously noted.

These increased expenses include over $100,000 incurred in connection with the integration of the operations of Action Products Canada Ltd. in association with the acquisition of assets of Earth Lore Ltd. and its “I Dig Dinosaurs” ® line, which occurred during the fourth-quarter of 2000. Also, we incurred $70,000 in lease and related expenses for computer software and hardware related to the overhaul and modernization of the customer relationship management (CRM) and back office software systems. These expenditures, in addition to other benefits, will directly improve inventory management, expedite the processing of customer orders, assist in measuring the effectiveness of marketing and sales programs and improve the collection of accounts receivable. Management’s decision to reduce staff levels, while at the same time recruiting staff members with the experience necessary to enhance product development and marketing as well as our sales efforts, resulted in a $65,000 net increase in compensation expenses not associated with the acquisition of Earth Lore Ltd.

Bad debt expense for the nine months ended September 30, 2001 increased $81,000 from the same period in 2000. These expenses were attributable to certain accounts receivable outstanding as of the first quarter of 2001. To mitigate the future collection risk of our accounts receivable, we obtained a business credit insurance policy in March 2001 to guarantee the majority of our accounts receivable through a Standard & Poor’s rated insurance company.

Interest expense related to current and long-term debt for the nine months ended September 30, 2001 increased by $8,500 to $121,900, compared with $113,400 for the same period in 2000. The increase is due primarily to higher average balances drawn under our line of credit with Citrus Bank used to fund operations and pay down liabilities assumed through the acquisition of Earth Lore Ltd.

Other income and (expense) for the nine months ended September 30, 2001 was $82,900, compared to $132,500 for the same period in 2000. The $49,600 decrease was mainly attributable to a decrease in service charges and a loss on disposal of certain assets.

Income before provision for income taxes and net income. As a result of the foregoing, we had a net loss before income taxes of $498,700 and a net loss after taxes of $386,900 for the nine months ended September 30, 2001, compared with a net income before income taxes of $276,000 and net income after taxes of $195,900 during the comparable nine month period in 2000.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources:

As of September 30, 2001, the Company had cash and cash equivalents of $561,100, representing a decrease of $53,600 compared to December 31, 2000. Principal sources of liquidity for the first nine months of fiscal 2001 were cash flows from financing activities of $802,100, $666,400 of which was derived from borrowings under the Citrus Bank line of credit, $203,000 from the collection of stock subscriptions receivable. An additional source of liquidity was $511,800 from increased accounts payable and accrued expenses. Principal uses of cash in the first nine months of fiscal 2001 were an increase of $768,000 in inventory, an additional $231,400 in seasonal accounts receivable, an $87,300 reduction in income taxes payable and $77,900 of property, plant and equipment purchases.

At September 30, 2001, we had $1,564,500 of borrowings under our line of credit, an increase of $680,100 from $884,400 as of September 30, 2000. The increased borrowings were used for inventory purchases and for liabilities assumed in association with the acquisition of Earth Lore Ltd. Our line of credit which provides for borrowings up to $2,000,000 matures June 30, 2003. Under the credit agreement for our line of credit, we are subject to financial covenants relating to certain asset balances and financial ratios. As of September 30, 2001 we were eligible to borrow $1,832,500 under our line of credit and are in compliance with all financial covenants thereunder. We believe that currently available cash and cash equivalents, liquid investments, cash flows from operations and current credit facilities will be sufficient to fund our operations for at least the next twelve months.

PART II.       OTHER INFORMATION

ITEM 5.       Other Information

At a meeting held on October 10, 2001, our Board of Directors authorized the repurchase of up to $250,000 of our issued and outstanding common stock. The repurchases will be made from time to time in open market transactions in such amounts as determined at the discretion of our management and will be funded out of our working capital.

ITEM 6.       Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
3.1	Amended Articles of Incorporation, incorporated by reference to an Exhibit to Definitive Proxy Statement filed May 22, 1998.

3.2	Amended By-laws, incorporated by reference to an Exhibit to the Definitive Proxy Statement filed May 22, 1999

10.1	Employee Stock Ownership Plan, incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-18, dated April 23, 1984, at pages 154-208.

10.2	Incentive Stock Option Plan, incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-18 dated September 25, 1984, at pages 210-220.

10.3	401(k) Plan dated October 3, 1986, incorporated by reference to an Exhibit to Form 10- filed August 15, 1987.

10.4	Amendment to Employee Stock Ownership Plan dated February 8, 1988, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.

10.5.1	Amendment to Employee Stock Ownership Plan dated March 10, 1989, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.

10.6	Company’s 1996 Stock Option Plan incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-8 filed on April 20, 1999.

10.7	Asset Purchase Agreement between the Company and American Outdoor Products, Inc. dated December 31, 1997, incorporated by reference to Exhibit in the Company’s Current Report on Form 8-K filed February 26, 1998.

10.8	Asset Purchase Agreement between the Company and Earth Lore Ltd., dated October 15, 2000, incorporated by reference to Exhibit in the Company’s Current Report on Form 8-K filed November 6, 2000.

B.	Reports on Form 8-K

On October 17, 2000, we filed a Current Report on Form 8-K (File No. 000-13118) to announce that our Board of Directors authorized the repurchase, from time to time in the open market, of up to $250,000 of our issued and outstanding common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date:	November 9, 2001	By:	/s/ Ronald Kaplan

Ronald Kaplan

Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2001	By:	/s/ Robert L. Burrows

Robert L. Burrows

Chief Financial Officer (Principal Accounting Officer)