Form 10KSB
period 2001-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2002-03-29
CIK 747435

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended DECEMBER 31, 2001
                                            or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from           to
                                        ---------    ---------

                                    000-13118
                              (Commission File No.)

                       ACTION PRODUCTS INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

                        FLORIDA                               59-2095427
   (State or other jurisdiction of incorporation or        (I.R.S. Employer
                     organization                         Identification No.)

 390 N. ORANGE AVE., SUITE 2185 ORLANDO, FLORIDA                32801
    (Address of principal executive offices)                 (Zip Code)

         Issuer's Telephone Number, including area code: (407) 245-3636

                    Securities registered under Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      NONE

                    Securities registered under Section 12(g)
                     of the Securities Exchange Act of 1934:

                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $8,171,600.

As of March 28, 2002, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $1,523,000.

As of March 29, 2002, there were 2,236,200 shares of issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS...............................................................................1
ITEM 2.    DESCRIPTION OF PROPERTY...............................................................................5
ITEM 3.    LEGAL PROCEEDINGS.....................................................................................5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................5

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................................5
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.................................................................................6
ITEM 7.    FINANCIAL STATEMENTS.................................................................................12
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.................................................................................12

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................................................12
ITEM 10.   EXECUTIVE COMPENSATION...............................................................................14
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS......................................................14
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................14
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.....................................................................15

INTRODUCTORY COMMENT

         Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "Action Products" and "our company" refer to Action Products International, Inc., a Florida corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Action Products Canada, Ltd.

FORWARD LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "believe," "may," "will," "should," "expect," "anticipate," "plan", "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Further Results and Market Price of Our Stock" and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Action Products International, Inc. (NASDAQ: APII) is a brand-focused, educational toy company, which designs, manufactures and markets a diversified portfolio of educational and non-violent brands of toy products, to various retailing channels such as toy stores, specialty retailers, education outlets, museums, and attractions in the United States and throughout the world. We originally incorporated, and began operations, in New York in 1977, and relocated and re-incorporated in Florida in 1980. From 1997 through 2000, under new leadership we successfully developed and brought to market a core portfolio of brands to replace sales of divested non-core lines. Our first internally-developed proprietary toy brand, Space Voyagers(R), generated approximately $1.0 million in its second full year on the market. During the past two fiscal years, we have continued to develop other new proprietary products. Our business model is based on the expansion of core brands, while developing new brands through internal product development, favorable licensing agreements and prudent acquisition. Our growth strategy is based on diversifying distribution channels, while creating and increasing brand equity. In 2001, we upgraded our business information infrastructure by implementing a new software system, which is designed to directly improve inventory management, expedite the processing of customer orders, assist in measuring the effectiveness of marketing and sales programs and improve the collection of accounts receivable.

DESCRIPTION OF BUSINESS PRODUCTS

         We sell our educational toy product lines under the umbrella name "Action Products(TM)." Our marketing and promotion communications focus on our individual brands such as, Space Voyagers(R), Climb@tron(TM), EarthLore(R), Woodkits(TM), Drop Zone Extreme(TM), Thomas & Friends(TM) Creative Play and Play & Store(TM). Products include action figures, play-sets, activity kits and various other toys with a strategic emphasis on space, dinosaurs, science, nature and other educational and non-violent categories.

         Launched in 1998, the Space Voyagers(R) brand of educational role play toys established us as a developer of proprietary product lines and helped open new channels of distribution. In 2001 this "evergreen" brand generated over $0.8 million in sales. In 2000, the Climb@tron(TM) brand's initial product release generated over $1 million in sales, and additional Climb@tron(TM) products launched later in 2000 helped the brand generate over $1.5 million in total sales for fiscal 2000. In 2001, sales generated from Climb@tron(TM) products reached $2.0 million. The EarthLore(R) brand acquired in October 2000 contributed over $0.9 million to net sales in 2001. New products introduced under the Thomas & Friends(TM) and Play & Store(TM) names added another $1.4 million in net sales. Our other brands including Drop Zone Extreme(TM) contributed the remaining $3.1 million net sales for 2001. In addition to the development of internal brands, we actively pursue prudent acquisition opportunities and licensing arrangements. On October 2000, we acquired certain assets of Earth Lore Ltd., an award-winning, privately held Canada-based maker of popular educational excavation kits for children. The acquisition provided us with an appropriate product line extension, and solid channels of distribution that complemented our existing base.

LICENSING

         We began the strategic use of licensed intellectual properties in 1998. We have acquired the franchise license to develop and market exclusive products featuring the popular children's character "Thomas the Tank Engine(R)". This license increases the diversity of our brand portfolio by providing a brand for a younger demographic user. The brand has proven to be well received by retailers and has generated strong initial sales during its launch. The agreement expires in December 2002 at which time we intend to explore the feasibility of extending the term of the agreement.

         In April, 2000, we signed a licensing agreement with Apollo Astronaut Buzz Aldrin to further develop and promote the Space Voyagers(R) brand. This license strengthens the brand's exclusive market position as "the most authentic space toys on Earth(TM)", placing the brand in a premium price category and thereby providing us with greater margins. The agreement expires in 2005 and is automatically renewable for 5 additional years.

         In December, 2001 we signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and diecast metal collection under the JAY JAY THE JETPLANE name. Our innovative application of voice activation technology coupled with quality products and the popular Jay Jay name, give us the opportunity to introduce a new flagship brand with significant sales potential in mid-2002.

         In September 2001 we agreed to withdraw from our relationship with Logiblocs Ltd. at the end of 2001. The terms of the agreement allow us a 12 month sell off period to dispose of approximately $50,000 of remaining inventory.

         We will continue to seek out appropriate licensing agreements that support our objective to develop exclusive quality brands with sales growth potential.

CUSTOMERS

         We service customers in all fifty U.S. states and the District of Columbia, and export to approximately 20 foreign countries including the United Kingdom, Canada, Indonesia, Japan, Hong Kong, Korea, New Zealand and Australia.

         Our management focuses its efforts on growing our customer base by increasing our penetration in existing channels and expanding into new distribution channels. Museum stores and attractions throughout the U.S. and around the world served as our primary customer base for many years. While this niche provided us with a solid foundation for growth, we have successfully expanded our distribution to national toy stores, specialty retailers and other available retail outlets. Certain specialty retailers emulate the mass-market retailers with multiple-outlet volume buying, which results in reduced processing costs per order. We have a well diversified customer base including some of the major toy retailers in the U.S. and Canada. These large customers which include FAO Inc., TJ Max, Marshall's, Ross Stores, Toys "R" Us, Hammacher Schlemmer, Kennedy Space Center and Sears (Canada), accounted for slightly less than 40% of our net sales in 2001.

         Our distribution strategy is tightly focused on the specialty retail and selected mass market channels. This includes differentiating the products we distribute through each channel to address the divergent pricing, packaging and merchandising requirements of customers in the specialty and mass market channels.

MARKETING, SALES AND ADVERTISING

         We exhibit our product lines at toy, gift and related industry trade shows and in the showrooms of our manufacturer representative firms located across the country. Our most important trade show is the American International Toy Fair held in New York City in February. At the 2002 Toy Fair, we launched the newly licensed JAY JAY THE JETPLANE Wooden Adventure System, Kidz Workshop plus expanded Earth Lore(TM) and Drop Zone Extreme product lines and the Thomas & Friends(TM) creative play line. These products were well received and generated a 40% increase over 2001 in orders placed during the show.

         We sell our product lines through an internal, direct-sales department and a network of manufacturer representative firms. Our direct sales department includes a team that focuses on selling to our original customer base in the attraction and museum categories. Our sales department also has a customer service team that manages and supports the manufacturer representative firms with marketing collateral, product information, order processing and selected customer presentations.

         We also capitalize on strategic marketing campaigns, point of purchase displays and creative package design to build brand equity and promote product sell-through. During 2001 we launched our first major consumer promotion in the form of the EarthLore(TM) I Dig Dinosaurs(R) Holiday Cash Rebate Program. The program offered consumers rebates of up to $5 on qualifying items, and was supported at the national level with in-store displays by toy stores including Zany Brainy, Imaginarium, Learning Express, and the Museum Company. The promotion was also featured in the November 2001 issue of FamilyFun magazine, which reached over 1 million readers. In conjunction with the rebate program, we partnered with our retail customers nationally to sponsor EarthLore I Dig Dinosaurs Play Days, featuring a dinosaur dig site allowing large groups of children to participate in a live product demonstration. The Company also continued its successful in-store Fixture Program, placing new merchandise racks in retail outlets throughout the US and Canada.

         Trade advertising remained a core marketing tool in 2001. We placed ads throughout the year in trade publications including The Toy Book, Specialty Retailer, the Museum Store magazine, and the ASTRA Newsletter. Additionally, we formed a new relationship with Redan Company Ltd, publisher of Thomas & Friends(TM) Fun To Learn Magazine where we placed ads in 2001 promoting our Thomas activity toys which reached an estimated 100,000 Thomas & Friends fans per issue.

INTERNATIONAL OPERATIONS, SALES AND MANUFACTURING

         On September 28, 2000, we formed Action Products Canada, Ltd., a wholly owned Canadian subsidiary, for the purpose of acquiring substantially all of the assets including, but not limited to, patents, pending patent applications, trademarks, brand names, customer lists and inventory and assuming certain liabilities of Earth Lore, Ltd. ("EarthLore"), a Canadian toy manufacturer located in Winnipeg, Manitoba. The primary reason for this transaction was to obtain Earth Lore's rights and market share in the "I Dig Dinosaurs" line of toys. These toys are educational and non-violent and complement our other product offerings. On October 15, 2000, the acquisition was completed and was accounted for using the purchase method of accounting for business combinations. Following completion of the acquisition we implemented a plan to exit certain Canadian production and distribution activities by integrating the acquired assets and distribution activities into our facility in Florida. Production of the EarthLore products will be transferred by the end of March 2002, to a cost effective and reliable foreign source with a successful track record manufacturing other products in our line.

         Overall revenues from our international sales represented approximately $1.0 million or 12% of our total revenues in 2001. Over 50% of the sales were made in Canada. Revenues from other international customers still represent a limited percentage of our total revenues.

         Although we have formal international distributor relationships/agreements for The United Kingdom, Korea, South America and Central America, we also sell to other international territory accounts and distributors on a direct basis without formal exclusive distribution arrangements.

         In general, international sales are subject to inherent risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. Our products are produced by approximately 20 outside manufacturing companies in the U.S., Hong Kong and China, and are imported directly by us as finished goods. While we have not, to date, experienced any material adverse effect due to such risks, we cannot assure you that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and goodwill. We experience minimal currency risk because these foreign sourcing transactions are conducted using U.S. dollars.

         The implementation of the General Agreement on Tariffs and Trade in 1996 reduced or eliminated customs duties on many products we import. We believe that the capacity of our facilities and the supply of completed products we purchase from unaffiliated manufacturers are adequate to meet the foreseeable demand for the product lines we market. Over a period of time, our reliance on external sources of manufacturing can be shifted to alternative sources of supply should such change be necessary. However, if we were prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. The imposition of trade sanctions by the U.S. against a class of products imported by us could significantly increase the cost of importing our products into the U.S.

COMPETITION

         Our business is highly competitive and we compete with various toy manufacturers, importers and distributors, such as DSI, Inc. and Learning Curve International. Our ability to compete successfully is based upon our core competencies, including our experience in conceptualizing and developing quality toys that are themed as non-violent and educational, our unique ability to perform a wide range of specialized "same day" shipment on most domestic orders and outstanding customer service. Our manufacturer representative firms and in-house sales professionals maintain regular and close contact with direct customers. Our reputation, customer service and unique brand offerings enable us to build and maintain customer loyalty.

INTELLECTUAL PROPERTY

         Our products are sold and protected under trademarks, service marks, trade names and copyrights, and a number of those products incorporate patented devices or designs. We consider our intellectual property rights to be important assets in that they provide product recognition and protection. Our products are also protected in as many other countries as allowed by trademark, copyright and patent laws to the extent that such protection is available and meaningful. We own the trademark, service mark and copyright registrations of the majority of the brands we sell and continually apply for intellectual property registrations as part of our product development process. We believe our rights to these properties are adequately protected, but we cannot assure you that our rights can be successfully asserted in the future or that such rights will not be invalidated, circumvented or challenged.

GOVERNMENT REGULATION

         Our toys are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Flammable Fabrics Act, and all of the regulations promulgated hereunder. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission (CPSC) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The Flammable Fabrics Act enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles that are banned. Similar laws exist in some states and cities and in various international markets.

         Our products are rated according to the; American Society of Testing and Materials safety protocol adopted by the United States and the EN-71 safety protocol adopted by the European Community. In addition, we expect to certify our products according to the Japanese Toy Association safety criteria for consumer products. We also voluntarily comply with certain standards established by the ASTM. Although compliance with this much stricter standard is completely at the discretion of the manufacturer, it is our firm policy that our toys meet this superior level of safety. We also maintain a quality control program to ensure product safety compliance with the various federal, state and international requirements. Our membership in the Toy Manufacturer's Association provides an important resource to remain informed of the latest safety guidelines.

         Notwithstanding the foregoing, there can be no assurance that all of the Company's products are or will be hazard free. Any material product recall could have an adverse effect on the Company, depending on the product, and could affect sales of our other products.

PERSONNEL

         As of December 31, 2001, we had 51 full-time employees worldwide, including 4 executive officers, 13 sales and customer support personnel, 28 development, production and distribution personnel and 6 administrative personnel. Following the phase out of the Canadian operations, this number will be reduced to 29 full time employees located in the United States. We also offer our employees a benefits package that includes health and life insurance plans, an employee stock ownership plan, a 401(k) plan and an employee-contributed IRC
Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with us for a one-year period following termination of their employment. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe our relationships with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters are located in Orlando, Florida, where we lease a 3,000 square foot suite in the downtown Orlando business district, staffed by executive, sales, marketing, product development, importing and graphics personnel. The five year lease expires November 2003. In addition, we own a distribution facility in Ocala, Florida and lease a manufacturing facility in Winnipeg, Canada. The Ocala facility, which we have owned for over twenty years, is comprised of a 35,000 square foot building and 2.5 acres of land houses our distribution center. This property is encumbered by a mortgage, the principal balance of which, as of December 31, 2001, was $694,000 and may be prepaid at any time without penalty. The Winnipeg, Canada manufacturing facility comprises 13,000 square feet and is used for the assembly and manufacturing of the Earth Lore brand. Other than the manufacturing staff, this facility also houses our Canadian sales and product development personnel. We will vacate this facility by March 2002 as part of our operational consolidation and outsourcing of production.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any material legal proceedings or litigation, and we are not aware of any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the NASDAQ SmallCap Market under the symbol "APII." The following table represents the range of the high and the low bid quotations, as reported by the NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2000 and 2001. These quotations represent prices between dealers, may not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

MARKET INFORMATION

         FISCAL QUARTER ENDED       LOW           HIGH
         --------------------      ------        ------
         March 31, 2001            $ 1.09        $ 2.75
         June 30, 2001             $ 1.25        $ 2.10
         September 30, 2001        $ 0.75        $ 1.65
         December  31, 2001        $ 0.51        $ 1.03

         March 31, 2000            $ 1.66        $ 3.75
         June 30, 2000             $ 1.63        $ 2.50
         September 30, 2000        $ 1.69        $ 2.47
         December 31, 2000         $ 0.88        $ 2.25

         On March 28, 2002, the closing price of our common stock was $1.65 and we had approximately 950 beneficial and record owners of our common stock.

DIVIDENDS AND DIVIDEND POLICY

         We previously distributed shares of common stock and warrants as dividends, but have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2001 and 2000 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

         When used in conjunction in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in "Risk Factors" of this Item 6.

  GENERAL OVERVIEW

         In 1999, we shifted our focus from being a distributor of other manufacturers' toys and published products towards the development, establishment and distribution of our own proprietary brands and products. Our strategy is to continue broadening our collection of brands through internal development, licensing and acquisitions. Proprietary brands allow us to better control costs, maintain margins and secure favorable relationships with the most prominent sales and retail organizations in the toy industry.

         We develop brands by introducing new products based on market research and extending our strongest product lines. In early 2000, we developed our best-selling single product to date - the original Climb@tron(TM) robot. In the fall of 2000, we developed four new models to support retail demand for the Climb@tron(TM) brand. In 2001, we developed a broad line of themed educational toys with the name Play & Store(TM) to fill, what we believe to be, an overlooked niche in the specialty toy industry. We also introduced a line of creative playsets with the Thomas & Friends name under a license agreement with Gullaine Entertainment. And we improved our Space Voyagers(R) brand with a new series of action figures and play sets. Our product development objective is to develop a solid diversified portfolio of proprietary brands to drive top line revenues.

         To augment the growth of our brands through internal development and licensing, we plan to enhance our portfolio of proprietary brands through the acquisition of related companies, product lines and exclusive distribution rights. In October 2000, we made such an acquisition with the purchase of certain assets of Earth Lore Ltd, a developer of industry leading toy excavation kits. This acquisition provided us with a proven brand that complemented our existing products and opened new channels of distribution for our entire product offering. We will continue to pursue this type of acquisition to expand our brand portfolio and sales channels.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         Net sales increased by $407,300 or 5% to $8,171,600 in fiscal 2001 from $7,764,300 in fiscal 2000. This increase, which was the sixth consecutive improvement in annual sales, is a result of our efforts to grow the number and strength of our various proprietary brands and expand our distribution channels. This increase was led by strong sales in our Climb@tron, Earth Lore, Play & Store and Thomas & Friends product lines which accounted for approximately $4.3 million of our total net sales.

         Gross profit increased by $354,500 or 10% to $3,812,500 in fiscal 2001 from $3,458,000 in fiscal 2000. As a percentage of sales, gross profit increased to 47% in fiscal 2001, compared to 45% in fiscal 2000. We attribute this increase to our focus on cost competitive sourcing and the strategic implementation of proprietary products such as Space Voyagers(R), Play & Store and EarthLore(R). These types of products generate a higher gross margin and comprise a larger percentage of our total sales.

         Selling, general and administrative (SG&A) expenses were $4,424,700 and $3,220,800 in fiscal 2001 and 2000, respectively. The $1,203,900 or 37% increase in SG&A expenses is due primarily to expenditures made in our efforts to (i) expand our channels of distribution, product offerings and business processes,
(ii) strengthen our capabilities to support planned sales growth and (iii) increased bad debt and collection expenses resulting from the financial distress experienced by certain large customers which was precipitated by the unfavorable economic conditions prevailing during the year.

         These increased SG&A expenses include approximately $275,000 incurred in connection with operations and outsourcing of Action Products Canada Ltd. production of its "I Dig Dinosaurs"(R) line of excavation toys. We incurred approximately $100,000 in additional depreciation, maintenance, support and customization expenses related to the overhaul and modernization of the customer relationship management (CRM) and back office information systems. These expenditures are expected to improve our inventory management, expedite the processing of customer orders, assist in measuring the effectiveness of marketing and sales programs and improve collection of accounts receivable. Compensation expenses increased approximately $150,000 resulting from our decision to recruit operational and marketing managers with the experience to enhance our product development, marketing and sales efforts. Bad debt and related expenses, including legal, administrative and insurance costs increased approximately $300,000 for fiscal 2001 compared to fiscal 2000. These expenses were mainly attributable to certain accounts receivable outstanding as of the first quarter of 2001. To mitigate future collection risk of our accounts receivable, we obtained a business credit insurance policy in March 2001 to guarantee the majority of our accounts through a Standard & Poor's rated insurance company.

         Interest expense related to current and long-term debt was $154,700 and $150,400 in fiscal 2001 and 2000, respectively. The $4,300 increase is due primarily to higher balances carried on the line of credit mostly offset by lower interest rates during fiscal 2001.

         Other income and expense are netted for financial statement presentation. This amount has historically been insignificant and represented less than 2% of net sales in fiscal 2001 and fiscal 2000.

         Net Loss in fiscal 2001, as a result of the foregoing, was $455,500 or $0.21 per share compared to net income of $95,300 or $0.05 per share in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, current assets were $3,941,100 compared to current liabilities of $2,280,100 for a current ratio of approximately 1.73 to
1. compared to 2.2 to 1.as of December 31, 2000.

         We had net cash flows used in operations of $741,100 in fiscal 2001 compared to net cash flows used in operations of $343,600 in fiscal 2000, representing an increase of $397,500. This change was due principally to the net loss.

         As of December 31, 2001, we had cash and cash equivalents of $482,800, representing a decrease of $131,900 compared to December 31, 2000. Principal sources of liquidity for the fiscal year ended December 31, 2001 were cash flows from financing activities of $812,600, which were derived from borrowings under our line of credit ("Revolver") and proceeds from the sale of common stock. Principal uses of cash during fiscal 2001 were an increase in inventories, production tooling and a reduction in accounts payable.

         At December 31, 2001, we had $1,692,700 of borrowings under our line of credit, an increase of $794,400 from $898,300 as of December 31, 2000. This was due primarily to the purchase of inventories and payment of liabilities assumed in association with the acquisition of Earth Lore Ltd. Under the credit agreement for the Revolver, we are subject to financial covenants relating to certain asset balances and financial ratios. The borrowing limit under the Revolver is $2,000,000. Interest is payable monthly at the financial institution's prime rate (4.75% as of December 31, 2001). The Revolver matures on June 30, 2003 at which time we intend to extend the credit agreement.

         We extend credit to our customers, generally on terms which require payment within 30 days. Some customers participate in an accounts receivable dating program, pursuant to which payments for products are delayed for up to 120 days. We believe this is consistent with normal practices in the industry. As we have expanded our customer base to include more mass-market and specialty retailers, the risk of larger uncollectable accounts receivable has increased. To mitigate this risk, effective March 1, 2001, we obtained a business credit insurance policy to cover the majority of our accounts receivable through a Standard & Poors rated insurance company.

         We also had, at December 31, 2001, a capital lease obligation in the amount of $156,300 payable in monthly installments, secured by certain tangible equipment. The lease will mature and be fully paid in October 2003.

         As of December 31, 2001, $693,900 of long-term debt consisted of a mortgage payable to a commercial bank. The mortgage is collateralized by real estate and improvements, amortized assuming a twenty-year term, with ten years of monthly principal and interest payments, then a balloon payment due in 2009.

         Other long-term liabilities were comprised of deferred revenue associated with a non-compete agreement, and deferred income taxes.

         During the year ended December 31, 2001, we collected $3,000 of stock subscription receivables from related parties. In addition, we had stock subscriptions receivable of approximately $520,500 due from related parties at December 31, 2001.

         During 2001, we recorded depreciation and amortization of approximately $645,500 compared to $334,600 for fiscal 2000. In addition, the Company invested $101,100 and $327,000 in the acquisition of new property and equipment in 2001 and 2000, respectively.

         Shareholders' equity at December 31, 2001 decreased by $252,500 to $3,207,000 compared to $3,459,500 at December 31, 2000, due primarily to the net loss which was partially offset by proceeds from the sale of common stock.

         We believe that currently available cash and cash equivalents, liquid investments, cash flows from operations and current credit facilities will be sufficient to fund our operations for at least the next 12 months. However our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed as well as future events that might have the effect of reducing our available cash balance (such as unexpected material operating losses or increased capital or other expenditures as well as increases in inventory or accounts receivable) or future events that may reduce or eliminate the availability of external financing resources. Our failure to comply with covenants in our credit agreements could result in significant negative consequences.

FACTORS THAT MAY AFFECT FURTHER RESULTS AND MARKET PRICE OF OUR STOCK

         We operate in a rapidly changing environment involving a number of risks, some of which are beyond our control. The following indicates some of these risks.

         CHANGING CONSUMER PREFERENCES MAY NEGATIVELY IMPACT OUR PRODUCT LINES. As a result of changing consumer preferences, many toys are successfully marketed for only one or two years, if at all. We cannot assure you that any of our current successful products or product lines will continue to be popular with consumers for any significant period of time, or that new products and product lines will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Furthermore, sales of our existing products are expected to decline over time and may decline at rates faster than expected. Our success is dependent upon our ability to enhance existing product lines and develop new products and product lines. The failure of our new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

         WE MAY NEED ADDITIONAL FINANCING. Effective March 22, 2001, we entered into an agreement with Citrus Bank, pursuant to which Citrus Bank provides us with a revolving line of credit for up to $2.0 million. The borrowings under the line of credit are utilized to finance accounts receivable, inventory and other operating and capital requirements. This line of credit matures June 30, 2003 and contains covenants relating to our financial condition If we fail to maintain compliance with the financial covenants contained in the line of credit, the maturity date could be accelerated.

         OUR CUSTOMERS' INVENTORY MANAGEMENT SYSTEMS MAY RESULT IN PRICE MARKDOWNS AND INCREASED INVENTORY CARRYING COSTS FOR US. Most of our largest retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by us and other suppliers, rather than maintaining large product inventories. These types of systems put pressure on suppliers like us to promptly fill customer orders and also shift some of the inventory risk from the retailer to suppliers. Production of excess products by us to meet anticipated retailer demand could result in price markdowns and increased inventory carrying costs. Similarly, if we fail to predict consumer demand for a product, we may not be able to deliver an adequate supply of products on a timely basis and will, as a result, lose sales opportunities.

         RETURNS AND MARKDOWNS COULD IMPACT OUR REVENUES. As is customary in the toy industry, we have historically permitted, on a minimum basis, certain customers to return slow-moving items for credit or have provided price protection by making any price reductions effective as to certain products then held by retailers in inventory. We expect that we will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on our financial condition and results of operations.

         THERE ARE RISKS RELATED TO OUR ACQUISITION STRATEGY. We may, from time to time, evaluate and pursue acquisition opportunities on terms management considers favorable. A successful acquisition involves an assessment of the business condition and prospects of the acquisition target, which includes factors beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, we perform a review we believe to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the acquisition target to assess fully its deficiencies. We cannot assure you that any such acquisition would be successful or that the operations of the acquisition target could be successfully integrated with our operations. Any unsuccessful acquisition could have a material adverse effect on our financial condition and results of operations.

         WE ARE DEPENDENT ON CONTRACTS WITH MANUFACTURERS, MOST OF WHICH ARE SHORT-TERM. We conduct substantially all of our manufacturing operations through contract manufacturers, except for the Earth Lore(TM) brand, many of which are located in the People's Republic of China (PRC), Hong Kong, Singapore and Taiwan. We generally do not have long-term contracts with our manufacturers. Foreign manufacturing is subject to a number of risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the impositions of tariffs and import and export controls and changes in governmental policies. While we have not experienced any material adverse effects due to such risks to date, we cannot assure you that such events will not occur in the future and possibly result in increases in costs and delays of, or interferences with, product deliveries resulting in losses of sales and goodwill.

         WE ARE DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS AND CANNOT ENSURE THAT WE WILL BE ABLE TO SUCCESSFULLY PROTECT SUCH RIGHTS. We rely on a combination of trademark, copyright, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. We also rely on license and other agreements to establish ownership rights and to maintain confidentiality. We cannot assure you that such intellectual property rights can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, laws of certain foreign countries in which our products are sold, or in which we operate, do not protect intellectual property rights to the same extent as the laws of the U.S. The failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse affect on our business, financial condition or results of operations.

         THERE ARE SPECIFIC RISKS ASSOCIATED WITH INTERNATIONAL SALES. We have sold products to customers in the United Kingdom, Korea, Japan, Australia and New Zeland. We expect to augment our presence in international markets. Accordingly, our business, and our ability to expand our operations internationally, is subject to various risks inherent in international business activities. We may have difficulty in safeguarding our intellectual property in countries where intellectual property laws are not well developed or are poorly enforced. General economic conditions and political conditions of various countries may be subject to severe fluctuations at any time. Such fluctuations could hinder our performance under contracts in those countries or could hinder our ability to collect for product and services delivered in those countries. Unexpected changes in foreign regulatory requirements could also make it difficult or too costly for us to conduct business internationally. In addition, although we have normally been successful in stipulating that our foreign customers pay in U.S. dollars, any payment provisions involving foreign currencies may result in less revenue to than expected due to foreign currency rate fluctuations. Further, the payment cycle for accounts receivable is longer in many countries than it is for domestic customers. Other risks associated with international operations include import and export licensing requirements, trade restrictions, changes in tariff rates, overlapping tax structures, transportation delays, difficulties in staffing and managing foreign operations, currency fluctuations, potentially adverse tax consequences, and compliance with a variety of foreign laws and regulations. Any of the foregoing factors could have a material adverse effect on our ability to expand our international sales. Increased exposure to international markets creates new areas with which we may not be familiar and could place us in competition with new vendors. We cannot assure you that we will be successful in our efforts to compete in these international markets.

         WE FACE POTENTIAL LIABILITY FROM PRODUCT SAFETY CLAIMS. Products that have been or may be developed or sold by us may expose us to potential liability from personal injury or property damage claims by end-users of such products. We have never been and are not presently a defendant in any product liability lawsuit; however, we cannot assure you that such a suit will not be brought against us in the future. We currently maintain product liability insurance coverage in the amount of $1.0 million per occurrence, with a $2.0 million excess umbrella policy. We cannot assure you that we will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management's time and attention. The CPSC has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The CPSC may exclude from the market goods it determines are hazardous, and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or we are found in the future to have violated any such law or regulation, the sale of the relevant product could be prohibited and we could be required to repurchase such products.

         WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY. The toy industry is highly competitive. Many of our competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular products, characters and trademarks, and successfully market products. Many of our competitors offer similar products or alternatives to our products. In addition, our products compete with other products for retail shelf space. We cannot assure you that shelf space in retail stores will continue to be available to support our existing products or any expansion of our products and product lines. We cannot assure you that we will be able to continue to compete effectively in this marketplace.

         WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICES. The market price of our common stock has been and may continue to be highly volatile and has been and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In the event that our operating results are below the expectations of public market analysts and investors in one or more future quarters, it is likely that the price of our common stock will be materially adversely affected. General market fluctuations may adversely affect the market price of our common stock.

         WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENTAL REGULATION. In the U.S., we are subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act. These acts empower the CPSC to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The CPSC has the authority to exclude from the market articles, which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of these acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the U.S. and in many jurisdictions throughout the world. We maintain a quality control program, including the retention of independent testing laboratories, to ensure compliance with applicable laws. We believe we are currently in substantial compliance with these laws. In general, we have not experienced difficulty complying with such regulations, and compliance has not had an adverse effect on our business.

         THERE ARE RISKS RELATED TO OUR ACCOUNTS RECEIVABLE DATING PROGRAM. Certain of our customers participate in an accounts receivable dating program, pursuant to which payments for products are delayed for up to 120 days. The insolvency or business failure of any customer with a large account receivable could have a material adverse affect our business.

         INFLATION AND SEASONALITY MAY AFFECT OUR RESULTS OF OPERATIONS. Historically, our product line has not been significantly affected by inflation, nor has inflation had a significant effect on gross earnings. Our sales have historically been seasonal in nature, reflecting peak sales in the second quarter and slower sales in the fourth quarter. Due to changes and improvements in our customer base, the impact of the seasonal nature of our sales is expected to diminish.

         OUR OFFICERS AND DIRECTORS CONTROL A LARGE PERCENTAGE OF OUTSTANDING STOCK AND MAY BE ABLE TO EXERCISE SIGNIFICANT CONTROL. Our current officers and directors beneficially own approximately 70% of our common stock on a fully diluted basis. As a result, current management will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

         WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF ACTION PRODUCTS AT A PREMIUM PRICE. Certain provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a take-over attempt of us. We are subject to the "affiliated transactions" and "control share acquisition" provisions of the Florida Business Corporation Act. These provisions require, subject to certain exceptions, that an "affiliated transaction" be approved by the holders of two-thirds of the voting shares other than those beneficially owned by an "interested shareholder" or by a majority of disinterested directors. Voting rights must also be conferred on "control shares" acquired in specific control share acquisitions. Lastly, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined form time to time by our Board, of which all shares remain without designation and available for issuance. We include such preferred stock in our capitalization in order to enhance our financial flexibility. However, the issuance of large blocks of preferred stock may have a dilutive effect with respect to existing holders of our common stock.

         WE DEPEND ON KEY PERSONNEL. Our success largely depends on a number of key employees. The loss of services or one or more of these employees could have a material adverse effect on our business. We are especially dependent upon the efforts and abilities of certain of our senior management, particularly Ronald
S. Kaplan, our Chairman and Chief Executive Officer. Currently, we do not maintain key man life insurance on Mr. Kaplan or any other executive officer. We believe that our future success will also depend, in part, upon our ability to attract, retain and motivate qualified personnel. We cannot assure you, however, that we will be successful in attracting and retaining such personnel.

         WE DO NOT PLAN TO PAY CASH DIVIDENDS. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Accordingly, we do not anticipate paying any cash dividends on our common stock.

         ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK WILL HAVE A DILUTIVE EFFECT. As of December 31, 2001, 2,230,800 shares of our common stock are issued and outstanding. Our Board has the ability, without further shareholder approval, to issue up to 12,769,200 additional shares of common stock. Such issuance may result in a reduction of the book value or market price, if any, of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

ADDITIONAL INFORMATION

         We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission; we file reports, proxy statements and other information. You may inspect such reports, proxy statements and other information at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov or call
(800) SEC-0330.

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements required by this item are set forth on pages F-2 to F-17 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

         The following table sets forth the names, positions and ages of our executive officers and directors. Directors are elected at the annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board, except to the extent governed by employment contract.

         NAME                                 AGE                         TITLE
         ----                                 ---                         -----
         Ronald S. Kaplan                     36        Chairman of the Board and Chief Executive Officer,
                                                        Chair of Nominating Committee (1)
         Ronald Tuchman                       66        President, Chief Operating Officer and Director
         Robert L. Burrows                    47        Chief Financial Officer and Secretary
         Neil Swartz                          40        Director (1)(2)
         Judith Kaplan                        63        Director (2)
         Marvin Smollar                       56        Director, Chair of Audit Committee (2)

         ------------------
         (1)      Member of Nominating Committee
         (2)      Member of Audit Committee

         Our Board of Directors held four meeting(s) during its fiscal year ended December 31, 2001 and took action one time by written consent.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has established an Audit Committee and a Nominating Committee. The independent members of the Audit Committee are Neil Swartz and Marvin Smollar, with Mr. Smollar serving as the chairman of such committee. The members of the Nominating Committee are Ronald Kaplan and Neil Swartz, with Mr. Swartz serving as the chairman of such committee. The functions of the Audit Committee are to annually recommend to our Board the appointment of independent public accountants, discuss and review the scope and fees of the prospective annual audit, review the results thereof with the independent public accountants, review and approve non-audit services of the independent public accountants, review compliance with existing major accounting and financial policies relative to the adequacy of our internal accounting controls, review compliance with federal and state laws relating to accounting practices and review and approve transactions, if any, with affiliated parties. The functions of our Nominating Committee are; the review of qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board for such election. Shareholders may make nominations for the election of directors by delivering notice in writing to the Secretary in accordance with the instructions contained in Article XVII of our Bylaws.

BACKGROUND OF MANAGEMENT

         Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

         RONALD S. KAPLAN, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. Ronald Kaplan has served as our Chairman of the Board and Chief Executive Officer since January 1996. From January 1996 to February 2001, Mr. Kaplan also served as our President, and from January 1993 to January 1996, he served as our Executive Vice President and Chief Operating Officer. He is the son of the founder/director Judith Kaplan.

         RONALD TUCHMAN, PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR. Ronald Tuchman has served as our President and Chief Operating Officer since February 2001, and as a Director since August 1998. He is a respected member of the toy industry, with over 30 years of experience in all-retailing aspects of the toy business. Prior to joining our Board in 1998, Mr. Tuchman served as Chairman of the Board and Chief Executive Officer of Imaginarium, an "upscale" educational specialty toy store chain, until July 1998. In addition to other professional accomplishments, Mr. Tuchman was employed by Toys "R" Us for nearly 25 years, where he held several positions, including Senior Vice President, and is widely known within the toy industry as one of the founders of Toys"R"Us.

         ROBERT L. BURROWS, CHIEF FINANCIAL OFFICER AND SECRETARY. Robert L. Burrows has served as our Chief Financial Officer and Secretary since July, 2001. Mr. Burrows is a graduate of the University of Virginia with a Bachelor of Science degree in accounting and finance. He also holds an MBA from the Rollins College - Crummer School of Business. Prior to joining our Company he held various accounting and finance positions with General Electric and Lockheed Martin. From 1991 through 1996 he held various financial and operational positions, including Division Vice President of HBO & Company a leading developer and marketer of healthcare software systems. From 1996 through 1998 he served as Chief Operating Officer for Quadramed Corp. a publicly held NASDAQ listed company and CEDCO Publishing a privately held gift and stationery book publisher. From 1999 through 2001 he served as Chief Financial Officer of Lawgic Publishing a venture funded internet application service provider of intelligent legal software.

         NEIL SWARTZ, DIRECTOR. Mr. Swartz founded MCG Partners, Inc., a merchant banking firm based in Boca Raton, Florida in early 1999 and serves as Chairman.. Mr. Swartz served as the Chairman, President and Chief Executive Officer of a software company, which he took public on the NASDAQ Small Cap market, from 1989 to 1998. He is a CPA and received his B.S. degree in accounting from Northeastern University.

         JUDITH KAPLAN, FOUNDER AND DIRECTOR. Judith Kaplan, currently a Director, served as our Chairperson of the Board since our inception in 1980 until December 31, 1995. Ms. Kaplan also served in various other executive capacities over the years, namely, President ('80-'87), Secretary ('80-'97), Chief Executive Officer ('80-'95), Chief Financial Officer ('80-'98) and Treasurer ('80-'91). She is the mother of Ronald Kaplan.

         MARVIN SMOLLAR, DIRECTOR. Marvin Smollar has served as a Director since September 2000. Mr. Smollar is President and co-founder of Delray Capital Corporation, an investment management company specializing in derivative securities. Previously, from 1984 to 1994, Mr. Smollar was Founder, President, Chief Executive Officer and Chairman of Marchon, Inc., an international toy manufacturing and marketing company, which was acquired by Empire of Carolina, an American Stock Exchange company. Prior to Marchon, from 1978 to 1983, he was Founder, President and Chief Executive Officer of Kidco, Inc., a toy manufacturing and marketing company that introduced well known lines, such as Matchbox(R), which was taken public as Universal/Matchbox International Holdings, Ltd, a New York Stock Exchange listed company.

COMPENSATION OF DIRECTORS

         Directors who are full-time employees receive no additional compensation for services rendered as members of our Board or any committee thereof. Directors who are not full-time employees receive $2,500 per year, $500 for each Board meeting attended in person, and $250 for each Board meeting attended telephonically. In addition, from time to time, we may grant incentive stock options with an exercise price greater than the market value of the underlying stock to the directors for services rendered while serving on the Board. In the past, outside directors were granted options to purchase 10,000 shares under our stock option plan for each year of service on the Board, at exercise prices above the market value of the shares as listed at the time of the grant.



ITEMS 10, 11 AND 12

The information required by these items is included in our definitive proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings (a) "Comparison of Five Year Cumulative Total Shareholder Return Among Action Products, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material,
(b) "Report of the Compensation and Stock Option Committee of the Board of Directors", and (c) "Report of the Audit Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934 as amended.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

        NUMBER      DESCRIPTION
        ------      -----------
         3.1        Amended Articles of Incorporation (1)
         3.2        Amended Bylaws (1)
        10.1        Employee Stock Ownership Plan (2)
        10.2        Incentive Stock Option Plan (3)
        10.3        401(k) Plan (4)
        10.4        Amendment to Employee Stock Ownership Plan, dated February 8, 1988 (5)
        10.5        Amendment to Employee Stock Ownership Plan, dated March 10, 1989 (5)
        10.6        1996 Stock Option Plan (6)
        10.7        Asset Purchase Agreement, dated December 31, 1999, between Action Products International, Inc.
                    and American Outdoor Products, Inc. (7)
        10.8        Asset Purchase Agreement, dated October 15, 2000, between Action Products International, Inc.
                    and Earth Lore, Ltd. (8)
        21.1        List of Subsidiaries (9)
        23.1        Consent of Moore Stephens Lovelace, P.A.*

---------------
* Filed herewith
(1) Incorporated by reference to our Definitive Proxy Statement, filed May 22, 1998, File No. 0-13118.
(2) Incorporated by reference to our Registration Statement on Form S-18, filed April, 1984, File No. 002-93512.
(3) Incorporated by reference to our Registration Statement on Form S-18, filed September 27, 1984, File No. 002-93512-A.
(4) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed August 17, 1987, File No. 0-13118.
(5) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31 1988, filed March 31, 1989, File No. 0-13118.
(6) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31 2000, filed April 2, 2001, File No. 0-13118.
(7) Incorporated by reference to our Current Report on Form 8-K, filed February 26, 1998, File No. 0-13118.
(8) Incorporated by reference to our Current Report on Form 8-K, filed November 6, 2000, File No. 0-13118.
(9) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31 2000, filed April 2, 2001, File No. 0-13118.

REPORTS ON FORM 8-K

         A Form 8-K dated October 17, 2001 was filed on October 17, 2001 pertaining to our stock repurchase program.

                                   SIGNATURES


              Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ACTION PRODUCTS INTERNATIONAL, INC.



                               /s/ RONALD S. KAPLAN
                               -------------------------------------------------
                               Ronald S. Kaplan
                               Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                                    DATE
/s/ RONALD S. KAPLAN                  Chief Executive Officer and Chairman of the Board        March 29, 2002
--------------------------            (principal executive officer)
Ronald S. Kaplan

/s/ RONALD TUCHMAN                    President, Chief Operating Officer and Director          March 29, 2002
--------------------------
Ronald Tuchman

/s/ ROBERT L. BURROWS                 Chief Financial Officer and Secretary                    March 29, 2002
--------------------------            (principal financial officer)
Robert L. Burrows

/s/ NEIL SWARTZ                       Director                                                 March 29, 2002
--------------------------
Neil Swartz

/s/ JUDITH KAPLAN                     Director                                                 March 29, 2002
--------------------------
Judith Kaplan

/s/ MARVIN SMOLLAR                    Director                                                 March 29, 2002
--------------------------
Marvin Smollar

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Certified Public Accountants.............................................         F-1
Consolidated Balance Sheet.....................................................................         F-2
Consolidated Statements of Operations..........................................................         F-3
Consolidated Statements of Changes in Shareholders' Equity.....................................         F-4
Consolidated Statements of Cash Flows..........................................................         F-5
Notes to Consolidated Financial Statements.....................................................         F-6

                       ACTION PRODUCTS INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 C O N T E N T S
                                    ---------

                                                                         Page
                                                                        Number
                                                                        ------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                            F-2

   Consolidated Statements of Operations                                 F-3

   Consolidated Statements of Changes in Shareholders' Equity            F-4

   Consolidated Statements of Cash Flows                                 F-5

   Notes to Consolidated Financial Statements                            F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Action Products International, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of Action Products International, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Products International, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Orlando, Florida
February 1, 2002

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                                $   482,800
   Accounts receivable, net of an allowance
     for doubtful accounts of $242,000                                                                        1,299,800

   Inventories, net                                                                                           1,747,000

   Income taxes refundable                                                                                      159,300

   Prepaid expenses and other assets                                                                            252,200
                                                                                                            -----------
                                                                          TOTAL CURRENT ASSETS
                                                                                                              3,941,100
PROPERTY, PLANT AND EQUIPMENT

   Land                                                                                                          67,400

   Building and improvements                                                                                  1,023,300

   Equipment                                                                                                    910,100

   Furniture and fixtures                                                                                       192,400
                                                                                                            -----------

                                                                                                              2,193,200

   Less accumulated depreciation and amortization                                                            (1,059,000)
                                                                                                            -----------
                                                    NET PROPERTY, PLANT AND EQUIPMENT
                                                                                                              1,134,200

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, net                                                          797,700

OTHER ASSETS                                                                                                    524,400
                                                                                                            -----------
                                                                                  TOTAL ASSETS              $ 6,397,400
                                                                                                            ===========

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of installment notes payable and
     obligation under capital lease                                                                         $    96,500

   Accounts payable                                                                                              87,100

   Accrued expenses                                                                                             325,400

   Accrued payroll and related expenses                                                                          32,500

   Current portion of mortgage payable                                                                           20,900

   Borrowings under line of credit                                                                            1,692,700

   Deferred revenue                                                                                              25,000
                                                                                                            -----------
                                                                            TOTAL CURRENT LIABILITIES
                                                                                                              2,280,100
INSTALLMENT NOTES PAYABLE AND OBLIGATION
   UNDER CAPITAL LEASE                                                                                           74,800

MORTGAGE PAYABLE                                                                                                673,000

DEFERRED INCOME TAXES                                                                                            37,500

DEFERRED REVENUE                                                                                                125,000
                                                                                                            -----------
                                                                             TOTAL LIABILITIES
                                                                                                              3,190,400
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred Stock- 10,000,000 Authorized; zero shares issuedandoutstanding                                           -
     Common Stock- $.001 par value; 15,000,000 shares authorized; 2,230,800 shares
     issued and outstanding                                                                                       2,200

   Additional paid-in capital                                                                                 3,870,000

   Accumulated deficit                                                                                         (144,700)

   Stock subscription receivable                                                                               (520,500)
                                                                                                            -----------
                           TOTAL SHAREHOLDERS' EQUITY
                                                                                                              3,207,000
                                                                                                            -----------
                                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 6,397,400
                                                                                                            ===========

    The accompanying notes are an integral part of the financial statements.

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                 2001                   2000
                                                                              ------------         ------------
NET SALES                                                                     $  8,171,600         $  7,764,300

COST OF SALES                                                                    4,359,100            4,306,300
                                                                              ------------         ------------

                                                           GROSS PROFIT          3,812,500            3,458,000

OPERATING EXPENSES
   Selling                                                                       1,545,000            1,257,400
   General and administrative                                                    2,879,700            1,963,400
                                                                              ------------         ------------
                                                                                 4,424,700            3,220,800
                                                                              ------------         ------------

                                          INCOME (LOSS) FROM OPERATIONS           (612,200)             237,200

OTHER INCOME (EXPENSE)
   Interest expense                                                               (154,700)            (150,400)
   Other income (expense), net                                                     149,000              112,600
                                                                              ------------         ------------
                                                                                    (5,700)             (37,800)
                                                                              ------------         ------------

                                         INCOME (LOSS) BEFORE PROVISION
                                             (BENEFIT) FOR INCOME TAXES           (617,900)             199,400

PROVISION (BENEFIT) FOR INCOME TAXES                                              (162,400)             104,100
                                                                              ------------         ------------

NET INCOME (LOSS)                                                             $   (455,500)        $     95,300
                                                                              ============         ============

INCOME (LOSS) PER SHARE
   Basic                                                                      $      (0.21)        $       0.05
                                                                              ============         ============
   Diluted                                                                    $      (0.21)        $       0.03
                                                                              ============         ============

    The accompanying notes are an integral part of the financial statements.

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                               Common  Stock                          Retained
                                             $.001 Par Value         Additional        Earnings         Stock           Total
                                         ---------------------        Paid-In       (Accumulated     Subscription    Shareholders'
                                           Shares       Amount        Capital          Deficit)       Receivable         Equity
                                         ---------      ------      -----------     ------------     ------------    -------------
BALANCE - JANUARY 1, 2000                2,025,300      $2,000      $ 3,524,200       $ 215,500       $(534,100)      $ 3,207,600

COLLECTION OF COMMON
STOCK SUBSCRIPTIONS                             --          --               --              --          10,600            10,600

ISSUANCE OF COMMON
SHARES UPON PURCHASE
OF SUBSIDIARY                               91,100         100          145,900              --              --           146,000

NET INCOME                                      --          --               --          95,300              --            95,300
                                         ---------      ------      -----------       ---------       ---------       -----------

BALANCE - DECEMBER 31, 2000              2,116,400       2,100        3,670,100         310,800        (523,500)        3,459,500

ISSUANCE OF COMMON
SHARES                                     114,400         100          199,900              --              --           200,000

COLLECTION OF STOCK
SUBSCRIPTIONS                                   --          --               --              --           3,000             3,000

NET LOSS
                                                --          --               --        (455,500)             --          (455,500)

BALANCE - DECEMBER 31, 2001              2,230,800      $2,200      $ 3,870,000       $(144,700)      $(520,500)      $ 3,207,000

    The accompanying notes are an integral part of the financial statements.

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                  2001                  2000
                                                                                               ----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                           $ (455,500)          $     95,300
   Adjustments to reconcile net income (loss) to net cash
         used in operating activities
      Depreciation                                                                                180,200                129,100
      Amortization                                                                                465,300                205,500
      Provision for bad debts                                                                     145,000                 22,700
      Deferred income taxes
                                                                                                       --                 23,500
      Loss on sale of property, plant and equipment
                                                                                                    6,300                     --
      Changes in:
         Accounts receivable                                                                      243,900               (463,300)
         Inventories                                                                             (359,400)               184,800
         Prepaid expenses                                                                         (34,700)               (29,000)

         Income taxes refundable                                                                 (155,300)                    --
         Other assets                                                                            (294,500)              (209,600)
         Accounts payable                                                                        (446,800)               (18,800)
         Accrued expenses and payroll                                                              69,700               (238,100)
         Income taxes payable                                                                     (80,300)               (20,700)
         Deferred revenue                                                                         (25,000)               (25,000)
                                                                                               ----------           ------------
                                             NET CASH USED IN OPERATING ACTIVITIES               (741,100)              (343,600)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, plant and equipment                                                  (101,100)              (327,000)

   Exit and integration costs incurred                                                           (102,300)                    --
   Cash acquired in business combination
                                                                                                       --                 17,300
                                                                                               ----------           ------------
                                             NET CASH USED IN INVESTING ACTIVITIES               (203,400)              (309,700)

CASH FLOWS FROM FINANCING ACTIVITIES
   Collection of stock subscriptions receivable
                                                                                                    3,000                 10,600

   Proceeds from sale of common stock                                                             200,000                     --
   Repayment of notes payable and obligation under capital lease                                 (165,300)               (17,900)
   Repayment of mortgage principal                                                                (19,500)               (23,000)
   Net change in borrowings under lines of credit                                                 794,400                244,700
                                                                                               ----------           ------------
                                             NET CASH USED IN FINANCING ACTIVITIES                812,600                214,400
                                                                                               ----------           ------------
                                                              NET DECREASE IN CASH               (131,900)              (438,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    614,700              1,053,600
                                                                                               ----------           ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                       $  482,800           $    614,700
                                                                                               ==========           ============

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY (THE "COMPANY") IS ENGAGED IN THE DESIGN, MANUFACTURE AND SALE OF TOYS, BOOKS, AND OTHER EDUCATIONAL AND ENTERTAINMENT PRODUCTS. THE COMPANY ALSO SELLS PROMOTIONAL PRODUCTS. THE COMPANY'S PRODUCTS ARE WHOLESALED WORLDWIDE TO EDUCATIONAL AND LEISURE INDUSTRY RETAILERS.

         ACQUISITION OF EARTH LORE, LTD. AND BASIS OF PRESENTATION

         ON SEPTEMBER 28, 2000, THE COMPANY FORMED ACTION PRODUCTS CANADA, LTD., A WHOLLY OWNED CANADIAN SUBSIDIARY, FOR THE PURPOSE OF ACQUIRING SUBSTANTIALLY ALL OF THE ASSETS INCLUDING, BUT NOT LIMITED TO, PATENTS, PENDING PATENT APPLICATIONS, TRADEMARKS, BRAND NAMES, CUSTOMER LISTS, AND INVENTORY AND ASSUMING CERTAIN LIABILITIES OF EARTH LORE, LTD. ("EARTH LORE"), A CANADIAN TOY MANUFACTURER LOCATED IN WINNIPEG, MANITOBA. THE PRIMARY REASON FOR THIS TRANSACTION WAS TO OBTAIN EARTH LORE'S RIGHTS AND MARKET SHARE IN THE "I DIG DINOSAURS" LINE OF TOYS. THESE TOYS ARE EDUCATIONAL AND NON-VIOLENT AND COMPLIMENT THE COMPANY'S OTHER PRODUCT OFFERINGS. ON OCTOBER 15, 2000, THE ACQUISITION WAS COMPLETED AND WAS ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING FOR BUSINESS COMBINATIONS. THE PURCHASE PRICE WAS APPROXIMATELY $978,000 AND WAS COMPRISED OF APPROXIMATELY 91,100 UNREGISTERED SHARES OF THE COMPANY'S COMMON STOCK VALUED AT $146,000 AND THE ASSUMPTION OF APPROXIMATELY $832,000 OF EARTH LORE'S DEBT AND OPERATING LIABILITIES. THE COMPANY ALSO INCURRED APPROXIMATELY $75,300 OF TRANSACTION RELATED COSTS. APPROXIMATELY $505,000 OF THE PURCHASE PRICE WAS ALLOCATED TO TANGIBLE AND IDENTIFIABLE INTANGIBLE ASSETS ACQUIRED BASED UPON THEIR ESTIMATED FAIR VALUES. THE EXCESS OF CONSIDERATION PAID, INCLUDING TRANSACTION RELATED COSTS, WERE RECORDED AS "EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED" IN THE COMPANY'S BALANCE SHEET.

         SUBSEQUENT TO THE ACQUISITION, THE COMPANY DEVELOPED AND EXECUTED A PLAN TO EXIT CERTAIN CANADIAN ACTIVITIES AND INTEGRATE THE ACQUIRED ASSETS AND OPERATIONS INTO ITS FACILITY IN FLORIDA. IN CONNECTION WITH THIS PLAN, THE COMPANY INCURRED INCREMENTAL EXIT AND INTEGRATION COSTS OF APPROXIMATELY $295,300. THESE EXIT AND INTEGRATION COSTS, WHICH ARE NOT ASSOCIATED WITH THE GENERATION OF FUTURE REVENUES AND HAVE NO FUTURE ECONOMIC BENEFIT, WERE REFLECTED AS ADDITIONAL LIABILITIES IN THE ALLOCATION OF THE ACQUISITION PURCHASE PRICE. ACCORDINGLY, THE EXIT AND INTEGRATION COSTS HAVE BEEN ADDED TO "EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED" IN THE COMPANY'S BALANCE SHEET.

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

         THE FOLLOWING TABLE IS A SUMMARY OF THE COMPONENTS OF THE ACQUISITION'S EXIT AND INTEGRATION LIABILITIES INCLUDED IN THE PURCHASE PRICE FOR EARTH LORE:

                                                                                    NET
                                                                                 (PAYMENT)
                                                                                 ADJUSTMENT           LIABILITY
                                                           EXIT AND            OF LIABILITY          RECORDED AT
                                                          INTEGRATION           DURING 2001          DECEMBER 31,
                                                           LIABILITY                                    2001
                                                          -----------          ------------          ------------
         Involuntary employee terminations                 $  161,000           $  (73,000)          $   88,000
         Facility and lease exit costs                         71,000              (45,000)              26,000
         Other costs                                           63,300               15,700               79,000
                                                           ----------           ----------           ----------

                                                           $  295,300           $ (102,300)          $  193,000
                                                           ==========           ==========           ==========

         THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE RESULTS OF OPERATIONS OF ACTION PRODUCTS INTERNATIONAL, INC. FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, ITS WHOLLY OWNED FOREIGN SUBSIDIARY, ACTION PRODUCTS CANADA, LTD., FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD OCTOBER 15, 2000 THROUGH DECEMBER 31, 2000. ALL SIGNIFICANT INTERCOMPANY TRANSACTIONS HAVE BEEN ELIMINATED.

         AMORTIZATION OF THE EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED DURING 2001, WAS $45,900.

         CASH AND CASH EQUIVALENTS

         FOR FINANCIAL PRESENTATION PURPOSES, THE COMPANY CONSIDERS SHORT-TERM, HIGHLY LIQUID INVESTMENTS WITH ORIGINAL MATURITIES OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.

         INVENTORIES

         INVENTORIES, WHICH PRIMARILY CONSIST OF FINISHED GOODS PURCHASED FOR RESALE, ARE STATED AT THE LOWER OF COST (DETERMINED BY THE FIRST-IN, FIRST-OUT METHOD) OR MARKET. THE INVENTORY VALUATION ALLOWANCE AT DECEMBER 31, 2001 WAS APPROXIMATELY $141,000.

         PROPERTY, PLANT AND EQUIPMENT

         PROPERTY, PLANT AND EQUIPMENT ARE STATED AT COST. DEPRECIATION AND AMORTIZATION ARE PROVIDED USING THE STRAIGHT-LINE METHOD OVER THE ESTIMATED USEFUL LIVES OF THE VARIOUS CLASSES OF ASSETS, AS FOLLOWS:

                 Building                                                  40 Years
                 Furniture, fixtures and equipment                      5 - 7 Years

         LEASEHOLD IMPROVEMENTS ARE AMORTIZED OVER THE ESTIMATED USEFUL LIVES OF THE IMPROVEMENTS, OR THE TERM OF THE LEASE, IF SHORTER.

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

         EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED

         THE COST OF ACQUIRED COMPANIES IN EXCESS OF THE FAIR VALUE OF NET ASSETS AT ACQUISITION DATE IS RECORDED AS "EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED," AND THROUGH DECEMBER 2001 WAS AMORTIZED OVER A 15-YEAR PERIOD ON A STRAIGHT-LINE BASIS. SUBSEQUENT TO DECEMBER 2001, THE EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED WILL NO LONGER BE AMORTIZED BUT, INSTEAD, WILL BE TESTED AT LEAST ANNUALLY FOR IMPAIRMENT, IN ACCORDANCE WITH SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS."

         PREPAID EXPENSES AND OTHER ASSETS

         PREPAID EXPENSES CONSISTS OF THE FOLLOWING AT DECEMBER 31, 2001:

            Contract manufacturer deposits             $   89,800
            Trade show deposits                            46,400
            License fees                                   25,000
            Other                                          91,000
                                                       ----------
                                                       $  252,200
                                                       ==========

         OTHER ASSETS CLASSIFIED AS LONG TERM CONSIST PRIMARILY OF COSTS ASSOCIATED WITH MOLDS AND DIES FOR FORM-PRESSED TOYS AND CERTAIN PRODUCT DEVELOPMENT COSTS. THESE ASSETS ARE AMORTIZED ON A STRAIGHT-LINE BASIS OVER THEIR USEFUL LIVES, AS FOLLOWS:

                                                                            NET BOOK
                                                                            VALUE AT
                                                                          DECEMBER 31,
                                                                              2001
                                                                          ------------

            Molds and dies                             5 - 10 Years        $  377,100
            Product development costs                   2 - 5 Years            90,200
            Patents, trademarks and other                  15 Years            57,100
                                                                           ----------

                                                                           $  524,400
                                                                           ==========

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

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

         DEFERRED REVENUE

         IN DECEMBER 1997, THE COMPANY ENTERED INTO AN AGREEMENT WITH THE PURCHASER OF CERTAIN OF THE COMPANY'S ASSETS ASSOCIATED WITH ITS SNACK FOOD PRODUCT LINE. THE AGREEMENT PROVIDES FOR, AMONG OTHER THINGS, THE COMPANY TO RECEIVE COMPENSATION OF $250,000 IN EXCHANGE FOR CEASING ITS ACTIVITIES RELATED TO THE MANUFACTURE AND SALE OF FREEZE-DRIED SNACK FOODS FOR A PERIOD OF TEN YEARS. THE AGREEMENT ALSO PROVIDES FOR COMPENSATION OF $50,000 IN EXCHANGE FOR MAKING CERTAIN INFORMATION AVAILABLE TO THE PURCHASER DURING 1998. THE COMPANY RECORDED THESE AMOUNTS AS DEFERRED REVENUE AT DECEMBER 31, 1997 AND IS AMORTIZING THEM INTO INCOME USING THE STRAIGHT-LINE METHOD OVER THE TERMS SPECIFIED IN THE AGREEMENT. AS OF DECEMBER 31, 2001, DEFERRED REVENUE RELATED TO THIS AGREEMENT WAS $150,000.

         REVENUE RECOGNITION

         THE COMPANY RECOGNIZES REVENUE FROM THE SALE OF ITS PRODUCTS WHEN GOODS ARE SHIPPED TO CUSTOMERS.

         INCOME TAXES

         THE COMPANY RECOGNIZES DEFERRED TAX LIABILITIES AND ASSETS FOR THE EXPECTED FUTURE TAX CONSEQUENCES OF EVENTS THAT HAVE BEEN INCLUDED IN ITS FINANCIAL STATEMENTS OR TAX RETURNS. DEFERRED INCOME TAX LIABILITIES AND ASSETS ARE DETERMINED BASED ON THE DIFFERENCE BETWEEN THE FINANCIAL STATEMENT AND TAX BASES OF LIABILITIES AND ASSETS USING ENACTED TAX RATES IN EFFECT FOR THE YEAR IN WHICH THE DIFFERENCES ARE EXPECTED TO REVERSE (SEE NOTE 6).

         NET INCOME PER SHARE

         BASIC EARNINGS PER SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING EACH YEAR. DILUTED EARNINGS PER SHARE IS BASED ON THE SUM OF THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING PLUS COMMON SHARE EQUIVALENTS ARISING OUT OF STOCK OPTIONS, WARRANTS AND CONVERTIBLE DEBT. COMMON SHARE EQUIVALENTS WERE NOT CONSIDERED IN THE DILUTED EARNINGS PER SHARE CALCULATION FOR 2001 BECAUSE THEIR EFFECT WOULD HAVE BEEN ANTI-DILUTIVE. AS A RESULT, BOTH BASIC AND DILUTED EARNINGS PER SHARE FOR 2001 WERE CALCULATED BASED ON 2,203,000 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE YEAR.

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

         NET INCOME PER SHARE (CONTINUED)

         THE FOLLOWING TABLE IS A RECONCILIATION OF THE NUMERATOR AND DENOMINATOR OF THE BASIC AND DILUTED EARNINGS PER SHARE COMPUTATIONS FOR 2000:

                                                          Year Ended December 31, 2000
                                                   ------------------------------------------
                                                      INCOME          SHARES        PER-SHARE
                                                   (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                   -----------     ------------     ---------
         BASIC EPS
            Net income                              $ 95,300         2,044,700        $ 0.05
                                                                                      ======

         EFFECT OF DILUTIVE SECURITIES
            Common stock options and
                warrants                                  --           737,000
                                                    --------        ----------

         DILUTED EPS
            Net income plus assumed
                conversions                         $ 95,300         2,781,700        $ 0.03
                                                    ========        ==========        ======

         OPTIONS TO PURCHASE 864,000 SHARES OF COMMON STOCK OF THE COMPANY AT APPROXIMATELY $3.50 PER SHARE WERE OUTSTANDING DURING 2000, BUT WERE NOT INCLUDED IN THE COMPUTATION OF DILUTED EPS BECAUSE THE OPTIONS' EXERCISE PRICES WERE GREATER THAN THE AVERAGE MARKET PRICE OF THE COMMON SHARES. THE OPTIONS EXPIRE FROM 2001 TO 2004.

         FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

         ASSETS AND LIABILITIES DENOMINATED IN NON-U.S. CURRENCIES ARE TRANSLATED AT RATES OF EXCHANGE PREVAILING ON THE BALANCE SHEET DATE, AND REVENUES AND EXPENSES ARE TRANSLATED AT AVERAGE RATES OF EXCHANGE FOR THE FISCAL YEAR. GAINS OR LOSSES ON THE TRANSLATION OF THE FINANCIAL STATEMENTS OF A NON-U.S. OPERATION, WHERE THE FUNCTIONAL CURRENCY IS OTHER THAN THE U.S. DOLLAR, ARE REFLECTED AS A SEPARATE COMPONENT OF EQUITY. GAINS OR LOSSES ON FOREIGN CURRENCY TRANSACTIONS ARE INCLUDED IN THE CONSOLIDATED STATEMENTS OF EARNINGS. DURING THE YEARS ENDED DECEMBER 31, 2001 AND 2000, THE COMPANY INCURRED A DEMINIMUS LOSS AND GAIN, RESPECTIVELY, ON FOREIGN CURRENCY. THE COMPANY ALSO HAS NO OTHER ACCUMULATED OR CURRENT ITEMS OF COMPREHENSIVE INCOME THAT ARE EXCLUDED FROM NET INCOME. ACCORDINGLY, THE COMPANY HAS NOT PRESENTED A STATEMENT OF COMPREHENSIVE INCOME.

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

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

         CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         FINANCIAL INSTRUMENTS WHICH POTENTIALLY SUBJECT THE COMPANY TO CONCENTRATIONS OF CREDIT RISK AT DECEMBER 31, 2001 INCLUDE TRADE RECEIVABLES AND APPROXIMATELY $444,000 OF CASH DEPOSITED IN MONEY MARKET MUTUAL FUNDS. THE MONEY MARKET FUNDS ARE NOT PROTECTED UNDER THE FDIC; HOWEVER, THE COMPANY HAS NOT EXPERIENCED ANY LOSSES IN THESE FUNDS. THE COMPANY BELIEVES THAT IT IS NOT EXPOSED TO ANY SIGNIFICANT CREDIT RISK ON MONEY MARKET FUNDS. CONCENTRATIONS OF CREDIT RISK WITH RESPECT TO TRADE RECEIVABLES ARE LIMITED, IN THE OPINION OF MANAGEMENT, DUE TO THE COMPANY'S LARGE NUMBER OF CUSTOMERS, THEIR GEOGRAPHICAL DISPERSION AND CREDIT INSURANCE COVERAGE MAINTAINED ON MOST CUSTOMER ACCOUNTS.

         THE CARRYING VALUES OF CASH AND CASH EQUIVALENTS, MORTGAGE PAYABLE, INSTALLMENT NOTES PAYABLE, AND THE LINE OF CREDIT APPROXIMATE THEIR FAIR VALUES.

         Reclassifications

         IN JULY 2000, THE EMERGING ISSUES TASK FORCE ISSUED EITF 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS." THE EITF CONSENSUS REQUIRES AMOUNTS BILLED TO CUSTOMERS IN SALES TRANSACTIONS RELATED TO SHIPPING AND HANDLING TO BE CLASSIFIED IN SALES AND ASSOCIATED COSTS TO BE CLASSIFIED AS COST OF SALES. THE COMPANY ADOPTED THE PROVISIONS OF THE EITF CONSENSUS DURING 2001. PREVIOUSLY, THE COMPANY WAS CLASSIFYING SHIPPING AND HANDLING REVENUE IN ACCORDANCE WITH THE EITF CONSENSUS. HOWEVER, SHIPPING AND HANDLING COSTS HAD BEEN CLASSIFIED AS GENERAL AND ADMINISTRATIVE EXPENSES. THE 2000 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE 2001 PRESENTATION. THESE RECLASSIFICATIONS HAVE NO IMPACT ON NET INCOME.


NOTE 2 - RELATED-PARTY TRANSACTIONS

         DURING 1998, THE CONVERSION FEATURES RELATED TO APPROXIMATELY $600,000 OF CERTAIN NOTES PAYABLE TO RELATED PARTIES WERE EXCHANGED FOR AN EQUIVALENT NUMBER OF WARRANTS. THE COMPANY HAS RESERVED, FROM ITS AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK, 1,036,300 SHARES FOR USE IN THE EVENT THE WARRANTS ARE EXERCISED. THE WARRANTS ARE EXERCISABLE AT $0.579 PER SHARE.

         THE COMPANY HAD STOCK SUBSCRIPTIONS RECEIVABLE FROM RELATED PARTIES OF APPROXIMATELY $520,500 AND $523,500 AS OF DECEMBER 31, 2001 AND 2000, RESPECTIVELY.

NOTE 3 - MORTGAGE PAYABLE

         IN NOVEMBER 1998, THE COMPANY BORROWED $750,000 IN THE FORM OF A MORTGAGE PAYABLE, COLLATERALIZED BY ITS WAREHOUSE FACILITY IN OCALA, FLORIDA. THE MORTGAGE BEARS INTEREST AT 7.5% PER ANNUM AND IS DUE IN 120 MONTHLY PAYMENTS OF PRINCIPAL AND INTEREST OF APPROXIMATELY $6,100 BASED ON A 20-YEAR AMORTIZATION. A BALLOON PAYMENT OF APPROXIMATELY $513,500 IS DUE IN 2009. THE MORTGAGE IS COLLATERALIZED BY REAL ESTATE AND IMPROVEMENTS AND CONTAINS CERTAIN RESTRICTIVE COVENANTS, WHICH PROVIDE THAT, AMONG OTHER THINGS, THE COMPANY MAINTAINS A MINIMUM WORKING CAPITAL AND NET WORTH, DEBT SERVICE COVERAGE AND A MAXIMUM DEBT TO NET WORTH RATIO. AT DECEMBER 31, 2001, THE COMPANY WAS NOT IN COMPLIANCE WITH THE DEBT SERVICE COVERAGE AND DEBT TO NET WORTH COVENANTS. HOWEVER, THE COMPANY HAS OBTAINED A WAIVER OF NON-COMPLIANCE FROM THE FINANCIAL INSTITUTION. THE PROCEEDS FROM THIS BORROWING WERE USED TO REPAY NOTES PAYABLE TO RELATED PARTIES OF $600,000 AND TO PROVIDE ADDITIONAL PERMANENT WORKING CAPITAL. THE OUTSTANDING PRINCIPAL BALANCE DUE ON THE MORTGAGE PAYABLE AT DECEMBER 31, 2001, WAS $693,900.

         MATURITIES ON LONG-TERM DEBT AND OBLIGATIONS ARE APPROXIMATELY AS
         FOLLOWS:

              YEAR ENDING
              DECEMBER 31,                                  AMOUNT
              ------------                             ----------
                  2002                                 $   21,000
                  2003                                     22,700
                  2004                                     24,300
                  2005                                     26,400
                  2006                                     28,500
               Thereafter                                 571,000
                                                       ----------
                                                       $  693,900
                                                       ==========

         CASH PAID FOR INTEREST ON THE MORTGAGE PAYABLE DURING THE YEARS ENDED DECEMBER 31, 2001 AND 2000, APPROXIMATED $53,600 AND $55,100,
         RESPECTIVELY.

         CASH PAID FOR INTEREST ON ALL BORROWING ARRANGEMENTS AND LEASE OBLIGATIONS WAS APPROXIMATELY $146,900 AND $143,900 IN 2001 AND 2000, RESPECTIVELY.


NOTE 4 - CREDIT LINE

         THE COMPANY MAINTAINS A WORKING CAPITAL LINE OF CREDIT WITH A FINANCIAL INSTITUTION. THE AGREEMENT STIPULATES, AMONG OTHER THINGS, A BORROWING LIMIT OF THE LESSER OF $2,000,000 OR THE SUM OF 85% OF ELIGIBLE ACCOUNTS RECEIVABLE AND 50% OF ELIGIBLE INVENTORY, AS FURTHER DEFINED IN THE AGREEMENT. BORROWINGS ARE COLLATERALIZED BY ALL ACCOUNTS RECEIVABLE AND INVENTORIES. INTEREST IS PAYABLE AT THE FINANCIAL INSTITUTION'S PRIME RATE (4.75% AT DECEMBER 31, 2001). THE AGREEMENT ALSO REQUIRES, AMONG OTHER THINGS, THAT THE COMPANY MAINTAIN CERTAIN FINANCIAL RATIOS. THE INITIAL TERM OF THE AGREEMENT EXPIRES JUNE 30, 2003. PROCEEDS FROM THIS $2,000,000 LINE OF CREDIT WERE USED TO REPAY OUTSTANDING BORROWINGS ON THE COMPANY'S PREVIOUS LINE OF CREDIT IN THE APPROXIMATE AMOUNT OF $966,000. AT DECEMBER 31, 2001, THE COMPANY HAD $1,692,700 OF BORROWINGS OUTSTANDING UNDER THE LINE OF CREDIT.

NOTE 5 - INSTALLMENT NOTES PAYABLE AND OBLIGATION
         UNDER CAPITAL LEASE

         INSTALLMENT NOTES PAYABLE AND OBLIGATION UNDER CAPITAL LEASE AS OF DECEMBER 31, 2001, ARE AS FOLLOWS:

              Capital lease obligation, payable in monthly installments, excluding sales tax of approximately $10,000, including interest imputed at 9.4%, collateralized by certain tangible equipment, with a net book value of
              $232,900, maturing October 2003.                                                       $   156,300

              Installment note to financial institution, payable in monthly installments of approximately $3,400, plus interest at 11.5%, collateralized by certain tangible property and equipment, maturing during 2002.
                                                                                                          15,000
                                                                                                     ------------
                                                                                                         171,300
              Less:  Current portion                                                                     (97,000)
                                                                                                     ------------

                                                                                                     $    74,300
                                                                                                     ============

         MATURITIES ON INSTALLMENT NOTES PAYABLE AND OBLIGATION UNDER CAPITAL LEASE, ARE APPROXIMATELY AS FOLLOWS:

                                                                      OBLIGATIONS
                                                      INSTALLMENT         UNDER
                                       YEAR ENDING       NOTES           CAPITAL
                                       DECEMBER 31,     PAYABLE           LEASE            TOTALS
                                       ------------   -----------     -----------        ----------
                                           2002        $ 15,000        $   82,000        $   97,000
                                           2003              --            74,300            74,300
                                                       --------        ----------        ----------
                                                       $ 15,000        $  156,300        $  171,300
                                                       ========        ==========        ==========

NOTE 6 - INCOME TAXES

         THE PROVISION FOR INCOME TAXES CONSISTS OF THE FOLLOWING FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000:

                                               2001                                          2000
                           ---------------------------------------------  -------------------------------------------
                              CURRENT       DEFERRED         TOTAL          Current       Deferred         Total
                           -------------- -------------  ---------------  ------------  -------------   -------------

             Foreign       $    (14,800)    $      --      $   (14,800)   $    15,100   $        --     $     15,100
             Federal           (147,600)           --         (147,600)        59,000        20,000           79,000
             State                   --            --               --          6,000         4,000           10,000
                           -------------- -------------  ---------------  ------------  -------------   -------------

                           $   (162,400)    $      --      $  (162,400)   $    80,100   $    24,000     $    104,100
                           ============== =============  ===============  ============  =============   =============

         SIGNIFICANT COMPONENTS OF THE COMPANY'S DEFERRED TAX LIABILITIES AND ASSETS AT DECEMBER 31, 2001, ARE APPROXIMATELY AS FOLLOWS:

                   DEFERRED TAX LIABILITIES
                       Amortization                                                             $    (40,300)
                       Depreciation                                                                  (28,200)
                                                                                                ---------------
                             Gross deferred tax liabilities                                          (68,500)

                   DEFERRED TAX ASSETS
                       Bad debt allowance                                                             68,700
                       Inventory reserves                                                             24,400
                       State net operating loss carryforward                                          22,800
                                                                                                ---------------
                             Gross deferred tax assets                                               115,900
                       Valuation allowance                                                           (84,900)
                                                                                                ---------------
                             Net deferred tax assets                                                  31,000
                                                                                                ---------------

                             Net deferred taxes                                                 $    (37,500)
                                                                                                ===============

         DURING 2001, DEFERRED TAX ASSET VALUATION ALLOWANCE INCREASED BY
         $30,400.

         THE COMPANY HAS A STATE NET OPERATING LOSS CARRYFORWARD OF APPROXIMATELY $414,000 THAT HAS NO EXPIRATION DATE.

         A RECONCILIATION OF INCOME TAX EXPENSE (BENEFIT) AT THE U.S. FEDERAL STATUTORY RATE TO ACTUAL INCOME TAX EXPENSE (BENEFIT) IS AS FOLLOWS:

                                                                                  2001               2000
                                                                             ---------------    ---------------

                   Federal provision (benefit) expected at
                       statutory rates                                       $    (210,100)     $      67,800
                   Meals and entertainment and auto lease
                       inclusion                                                     4,200             11,000
                   State income taxes                                              (22,500)             7,200
                   Non-deductible expenses                                          30,400              4,000
                   Foreign income taxes                                             37,000              1,900
                   Other                                                            (1,400)            12,200
                                                                             ---------------    ---------------

                          Provision (benefit) for income taxes               $    (162,400)     $     104,100
                                                                             ===============    ===============

         INCOME TAXES PAID IN CASH WERE APPROXIMATELY $66,000 AND $-0- DURING THE YEARS ENDED DECEMBER 31, 2001 AND 2000, RESPECTIVELY.


NOTE 7 - INTERNATIONAL SALES

         INTERNATIONAL SALES AMOUNTED TO APPROXIMATELY $1,004,000 AND $409,000 IN 2001 AND 2000, RESPECTIVELY.

NOTE 8 - SHAREHOLDERS' EQUITY

         EMPLOYEE STOCK OWNERSHIP PLAN

         THE COMPANY HAS AN EMPLOYEE STOCK OWNERSHIP PLAN (THE "ESOP"), WHICH COVERS SUBSTANTIALLY ALL EMPLOYEES. THE ESOP PROVIDES THAT, AMONG OTHER THINGS, CONTRIBUTIONS TO THE ESOP SHALL BE DETERMINED BY THE BOARD OF DIRECTORS PRIOR TO THE END OF EACH YEAR AND THAT THE CONTRIBUTIONS MAY BE PAID IN CASH, COMPANY STOCK OR OTHER PROPERTY AT ANY TIME WITHIN THE LIMITS PRESCRIBED BY THE INTERNAL REVENUE CODE. AT DECEMBER 31, 2001, THE ESOP HELD APPROXIMATELY 23,000 SHARES OF THE COMPANY'S COMMON STOCK. NO SHARES WERE CONTRIBUTED IN 2001 OR 2000.

         STOCK OPTIONS

         ON MAY 28, 1996, THE COMPANY'S BOARD OF DIRECTORS ADOPTED THE "1996 STOCK OPTION PLAN" (THE "SOP"). UNDER THE SOP, THE COMPANY HAS RESERVED AN AGGREGATE OF 900,000 SHARES OF COMMON STOCK FOR ISSUANCE PURSUANT TO OPTIONS. SOP OPTIONS ARE ISSUABLE AT THE DISCRETION OF THE BOARD OF DIRECTORS AT EXERCISE PRICES OF NOT LESS THAN THE FAIR MARKET VALUE OF THE UNDERLYING SHARES ON THE GRANT DATE. DURING 2001 AND 2000, A TOTAL OF 122,000 AND 300,000 OPTIONS, RESPECTIVELY, WERE ISSUED UNDER THE SOP AT A WEIGHTED AVERAGE EXERCISE PRICE OF APPROXIMATELY $3.00 AND $3.50 PER SHARE, RESPECTIVELY. AS OF DECEMBER 31, 2001, THERE WERE 342,000 SOP OPTIONS OUTSTANDING.

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

         THERE WAS AN AGGREGATE OF 342,000 STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2001. THE OPTIONS EXPIRE AS FOLLOWS: 171,000 IN 2003 AND 171,000 IN 2004. IN THE EVENT OF A CHANGE IN THE COMPANY'S CONTROL, THE OPTIONS MAY NOT BE CALLABLE BY THE COMPANY. THE FOLLOWING TABLE SUMMARIZES THE AGGREGATE STOCK OPTION ACTIVITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000:

                                                                                                   WEIGHTED-
                                                                          SHARES UNDER             AVERAGE
                                                                             OPTION              EXERCISE PRICE
                                                                        -----------------      --------------------

                 Outstanding at December 31, 1999                              614,000                $3.50
                 Grants                                                        300,000                $3.50
                 Exercises                                                          --                $  --
                 Cancellations                                                 (50,000)               $3.50
                                                                         -----------------     --------------------

                 Outstanding at December 31, 2000                              864,000                $3.50
                 Grants                                                        122,000                $3.00
                 Exercises                                                          --                $  --
                 Cancellations                                                (644,000)               $3.50
                                                                         -----------------     --------------------

                 Outstanding at December 31, 2001                              342,000                $3.32
                                                                         =================     ====================

         OF THE 342,000 OPTIONS OUTSTANDING AT DECEMBER 31, 2001, APPROXIMATELY 312,000 ARE CURRENTLY EXERCISABLE WITH A WEIGHTED-AVERAGE EXERCISE PRICE OF $3.31.

         THE WEIGHTED-AVERAGE EXERCISE PRICE FOR OPTIONS OUTSTANDING AT DECEMBER 31, 2001, WAS $3.32. THE WEIGHTED-AVERAGE TERM OVER WHICH THE OPTIONS MAY BE EXERCISED IS 2.1 YEARS.

         ADDITIONALLY, THE COMPANY HAS OUTSTANDING WARRANTS FOR THE PURCHASE OF UP TO 1,036,300 OF ITS COMMON SHARES (SEE NOTE 2).

         TOTAL SUBSCRIPTIONS RECEIVABLE AS OF DECEMBER 31, 2001 AND 2000, WERE $520,500 AND $523,500 AND WERE RECEIVABLE FROM RELATED PARTIES. PAYMENTS OF STOCK SUBSCRIPTIONS RECEIVABLE OF $3,000 AND $10,600 WERE COLLECTED IN 2001 AND 2000, RESPECTIVELY.

         FINANCIAL ACCOUNTING STANDARDS BOARD PRONOUNCEMENT FAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("FAS 123") REQUIRES THAT THE COMPANY CALCULATE THE VALUE OF STOCK OPTIONS AT THE DATE OF GRANT USING AN OPTION PRICING MODEL. THE COMPANY HAS ELECTED THE "PRO-FORMA, DISCLOSURE ONLY" OPTION PERMITTED UNDER FAS 123, INSTEAD OF RECORDING A CHARGE TO OPERATIONS, AS SHOWN BELOW:

                                                                                  2001               2000
                                                                              --------------     --------------

                  Net income (loss)               As reported                 $    (455,500)     $      95,300
                                                  Pro forma                   $    (510,000)     $    (271,800)

                  Income (loss) per share         Basic
                                                       As reported               $ (0.21)           $  0.05
                                                       Pro forma                 $ (0.23)           $ (0.12)
                                                  Diluted
                                                       As reported               $ (0.21)           $  0.03
                                                       Pro forma                 $ (0.23)           $ (0.11)

         THE COMPANY'S WEIGHTED-AVERAGE ASSUMPTIONS USED IN THE PRICING MODEL AND RESULTING FAIR VALUES ARE AS FOLLOWS:

                                                                                  2001               2000
                                                                                ------              -------

                  Risk-free rate                                                  5.0%                 7.5%
                  Expected option life (in years)                                   3                     4
                  Expected stock price volatility                                  95%                  129%
                  Grant date value                                              $1.11               $2.16
                  Dividend yield                                                  0.0%                 0.0%

         PREFERRED STOCK

         The Company's articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from the time to time by the Board of Directors. No shares of preferred stock have been issued.


NOTE 9 - EMPLOYEE BENEFIT PLAN

         THE COMPANY HAS A 401(K) EMPLOYEE BENEFIT PLAN (THE "PLAN"), WHICH COVERS SUBSTANTIALLY ALL EMPLOYEES. UNDER THE TERMS OF THE PLAN, THE COMPANY MAY MAKE A DISCRETIONARY CONTRIBUTION TO THE PLAN, AS DETERMINED ANNUALLY BY THE COMPANY'S BOARD OF DIRECTORS. THE COMPANY CHARGED APPROXIMATELY $14,300 AND $16,300 IN 2001 AND 2000, RESPECTIVELY, TO OPERATIONS FOR ITS CONTRIBUTIONS TO THE PLAN.

NOTE 10 - OTHER COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         DURING 1998, THE COMPANY ENTERED INTO A NONCANCELLABLE OPERATING LEASE FOR OFFICE SPACE, WHICH EXPIRES IN NOVEMBER 2003. IN ADDITION, THE COMPANY LEASES CERTAIN VEHICLES UNDER NONCANCELLABLE OPERATING LEASES EXPIRING THROUGH 2002. APPROXIMATE MINIMUM FUTURE LEASE PAYMENTS DUE UNDER THESE OPERATING LEASES, ARE AS FOLLOWS:

                                   YEAR ENDING
                                    DECEMBER 31,                              AMOUNT
                                   -------------                           ------------
                                     2002                                  $     82,100
                                     2003                                        60,100
                                                                           ------------
                                                                           $    142,200
                                                                           ============

         DURING 2001 AND 2000, APPROXIMATELY $123,200 AND $71,300, RESPECTIVELY, WERE CHARGED TO OPERATIONS FOR RENT EXPENSE RELATED TO THE OPERATING LEASES.

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

         LICENSING AND DISTRIBUTION AGREEMENTS

         THE COMPANY ENTERED INTO LICENSING AGREEMENTS RELATED TO ITS JAY JAY THE JET PLANE, THOMAS THE TANK ENGINE AND SPACE VOYAGERS PRODUCT LINES. THESE AGREEMENTS PROVIDE, AMONG OTHER THINGS, FOR THE COMPANY TO PAY ROYALTIES BASED ON A PERCENTAGE OF SALES OF THESE PRODUCTS.

         IN ADDITION, THE COMPANY HAS ENTERED INTO EXCLUSIVE DISTRIBUTION AGREEMENTS RELATED TO ITS CLIMB@TRON PRODUCT LINE. THE AGREEMENTS CONTAIN PROVISIONS FOR THE EXCLUSIVE ARRANGEMENT THROUGH DECEMBER 2002, IF CERTAIN MINIMUM QUANTITIES OF PRODUCTS ARE PURCHASED.