Form 10KSB/A
period 2001-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2002-05-07
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

000-13118
(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2095427 (I.R.S. Employer Identification No.)

390 N. ORANGE AVE., SUITE 2185 ORLANDO, FLORIDA (Address of principal executive offices)	32801 (Zip Code)

Issuer’s Telephone Number, including area code: (407) 245-3636

Securities registered under Section 12(b) of the Securities
Exchange Act of 1934:

NONE

Securities registered under Section 12(g) of the Securities
Exchange Act of 1934:

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year were $8,171,600.

As of March 28, 2002, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $1,523,000.

As of March 29, 2002, there were 2,236,200 shares of issuer’s common stock outstanding.

Introductory Comment

This amendment to the December 31, 2001 Form 10 KSB Annual Report is being filed for purposes of showing the conformed signature of Moore Stephens Lovelace, P.A. to its Report of Independent Certified Public Accountants dated February 1, 2002. Other than showing the conformed signature of the auditors on their report, there are no changes to the financial statements.

Forward Looking Statements

     In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “believe,” “may,” “will,” “should,” “expect,” “anticipate,” “plan”, “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Further Results and Market Price of Our Stock” and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

2

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

/s/ RONALD S. KAPLAN

Ronald S. Kaplan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: May 3, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronald S. Kaplan Ronald S. Kaplan	Chief Executive Officer and Chairman of the Board (principal executive officer)	May 3, 2002

/s/ Ronald Tuchman Ronald Tuchman	President, Chief Operating Officer and Director	May 3, 2002

/s/ Robert L. Burrows Robert L. Burrows	Chief Financial Officer and Secretary (principal financial officer)	May 3, 2002

/s/ Neil Swartz Neil Swartz	Director	May 3, 2002

/s/ Judith Kaplan Judith Kaplan	Director	May 3, 2002

/s/ Marvin Smollar Marvin Smollar	Director	May 3, 2002

3

ACTION PRODUCTS INTERNATIONAL, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001 and 2000

C O N T E N T S

Page
Number

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Shareholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

MOORE STEPHENS LOVELACE, P.A.
CERTIFIED PUBLIC ACCOUNTANTS AND MANAGEMENT CONSULTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Action Products International, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of Action Products International, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ MOORE STEPHENS LOVELACE, P.A. -

MOORE STEPHENS LOVELACE, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Orlando, Florida
February 1, 2002

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
December 31, 2001

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$482,800

Accounts receivable, net of an allowance for doubtful accounts of $242,000	1,299,800

Inventories, net	1,747,000

Income taxes refundable	159,300

Prepaid expenses and other assets	252,200

TOTAL CURRENT ASSETS	3,941,100

PROPERTY, PLANT AND EQUIPMENT

Land	67,400

Building and improvements	1,023,300

Equipment	910,100

Furniture and fixtures	192,400

2,193,200

Less accumulated depreciation and amortization	(1,059,000)

NET PROPERTY, PLANT AND EQUIPMENT	1,134,200

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, net	797,700

OTHER ASSETS	524,400

TOTAL ASSETS	$6,397,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of installment notes payable and obligation under capital lease	$96,500

Accounts payable	87,100

Accrued expenses	325,400

Accrued payroll and related expenses	32,500

Current portion of mortgage payable	20,900

Borrowings under line of credit	1,692,700

Deferred revenue	25,000

TOTAL CURRENT LIABILITIES	2,280,100

INSTALLMENT NOTES PAYABLE AND OBLIGATION UNDER CAPITAL LEASE	74,800

MORTGAGE PAYABLE	673,000

DEFERRED INCOME TAXES	37,500

DEFERRED REVENUE	125,000

TOTAL LIABILITIES	3,190,400

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY

Preferred Stock - 10,000,000 authorized; zero shares issued and outstanding	--

Common stock — $.001 par value; 15,000,000 shares authorized; 2,230,800	2,200

Additional paid-in capital	3,870,000

Accumulated deficit	(144,700)

Stock subscription receivable	(520,500)

TOTAL SHAREHOLDERS’ EQUITY	3,207,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,397,400

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001 and 2000

	2001	2000

NET SALES	$8,171,600	$7,764,300

COST OF SALES	4,359,100	4,306,300

GROSS PROFIT	3,812,500	3,458,000

OPERATING EXPENSES

Selling	1,545,000	1,257,400

General and administrative	2,879,700	1,963,400

	4,424,700	3,220,800

INCOME (LOSS) FROM OPERATIONS	(612,200)	237,200

OTHER INCOME (EXPENSE)

Interest expense	(154,700)	(150,400)

Other income (expense), net	149,000	112,600

	(5,700)	(37,800)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(617,900)	199,400

PROVISION (BENEFIT) FOR INCOME TAXES	(162,400)	104,100

NET INCOME (LOSS)	$(455,500)	$95,300

INCOME (LOSS) PER SHARE

Basic	$(0.21)	$0.05

Diluted	$(0.21)	$0.03

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Retained
	$.001 Par Value		Additional	Earnings	Stock	Total
			Paid-In	(Accumulated	Subscription	Shareholders'
	Shares	Amount	Capital	Deficit)	Receivable	Equity

BALANCE — JANUARY 1, 2000	2,025,300	$2,000	$3,524,200	$215,500	$(534,100)	$3,207,600

COLLECTION OF COMMON STOCK SUBSCRIPTIONS	—	—	—	—	10,600	10,600

ISSUANCE OF COMMON SHARES UPON PURCHASE OF SUBSIDIARY	91,100	100	145,900	—	—	146,000

NET INCOME	—	—	—	95,300	—	95,300

BALANCE — DECEMBER 31, 2000	2,116,400	2,100	3,670,100	310,800	(523,500)	3,459,500

ISSUANCE OF COMMON SHARES	114,400	100	199,900	—	—	200,000

COLLECTION OF STOCK SUBSCRIPTIONS	—	—	—	—	3,000	3,000

NET LOSS	—	—	—	(455,500)	—	(455,500)

BALANCE — DECEMBER 31, 2001	2,230,800	$2,200	$3,870,000	$(144,700)	$(520,500)	$3,207,000

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(455,500)	$95,300

Adjustments to reconcile net income (loss) to net cash used in operating activities

Depreciation	180,200	129,100

Amortization	465,300	205,500

Provision for bad debts	145,000	22,700

Deferred income taxes	—	23,500

Loss on sale of property, plant and equipment	6,300	—

Changes in:

Accounts receivable	243,900	(463,300)

Inventories	(359,400)	184,800

Prepaid expenses	(34,700)	(29,000)

Income taxes refundable	(155,300)	—

Other assets	(294,500)	(209,600)

Accounts payable	(446,800)	(18,800)

Accrued expenses and payroll	69,700	(238,100)

Income taxes payable	(80,300)	(20,700)

Deferred revenue	(25,000)	(25,000)

NET CASH USED IN OPERATING ACTIVITIES	(741,100)	(343,600)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment	(101,100)	(327,000)

Exit and integration costs incurred	(102,300)	—

Cash acquired in business combination	—	17,300

NET CASH USED IN INVESTING ACTIVITIES	(203,400)	(309,700)

CASH FLOWS FROM FINANCING ACTIVITIES

Collection of stock subscriptions receivable	3,000	10,600

Proceeds from sale of common stock	200,000	—

Repayment of notes payable and obligation under capital lease	(165,300)	(17,900)

Repayment of mortgage principal	(19,500)	(23,000)

Net change in borrowings under lines of credit	794,400	244,700

NET CASH USED IN FINANCING ACTIVITIES	812,600	214,400

NET DECREASE IN CASH	(131,900)	(438,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	614,700	1,053,600

CASH AND CASH EQUIVALENTS AT END OF YEAR	$482,800	$614,700

     The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001 and 2000

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Action Products International, Inc. and Subsidiary (the “Company”) is engaged in the design, manufacture and sale of toys, books, and other educational and entertainment products. The Company also sells promotional products. The Company’s products are wholesaled worldwide to educational and leisure industry retailers.

Acquisition of Earth Lore, Ltd. and Basis of Presentation

On September 28, 2000, the Company formed Action Products Canada, Ltd., a wholly owned Canadian subsidiary, for the purpose of acquiring substantially all of the assets including, but not limited to, patents, pending patent applications, trademarks, brand names, customer lists, and inventory and assuming certain liabilities of Earth Lore, Ltd. (“Earth Lore”), a Canadian toy manufacturer located in Winnipeg, Manitoba. The primary reason for this transaction was to obtain Earth Lore’s rights and market share in the “I Dig Dinosaurs” line of toys. These toys are educational and non-violent and compliment the Company’s other product offerings. On October 15, 2000, the acquisition was completed and was accounted for using the purchase method of accounting for business combinations. The purchase price was approximately $978,000 and was comprised of approximately 91,100 unregistered shares of the Company’s common stock valued at $146,000 and the assumption of approximately $832,000 of Earth Lore’s debt and operating liabilities. The Company also incurred approximately $75,300 of transaction related costs. Approximately $505,000 of the purchase price was allocated to tangible and identifiable intangible assets acquired based upon their estimated fair values. The excess of consideration paid, including transaction related costs, were recorded as “excess of cost over fair value of assets acquired” in the Company’s balance sheet.

Subsequent to the acquisition, the Company developed and executed a plan to exit certain Canadian activities and integrate the acquired assets and operations into its facility in Florida. In connection with this plan, the Company incurred incremental exit and integration costs of approximately $295,300. These exit and integration costs, which are not associated with the generation of future revenues and have no future economic benefit, were reflected as additional liabilities in the allocation of the acquisition purchase price. Accordingly, the exit and integration costs have been added to “excess of cost over fair value of assets acquired” in the Company’s balance sheet.

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table is a summary of the components of the acquisition’s exit and integration liabilities included in the purchase price for Earth Lore:

		Net
		(Payment)	Liability
	Exit and	Adjustment	Recorded at
	Integration	of Liability	December 31,
	Liability	During 2001	2001

Involuntary employee terminations	$161,000	$(73,000)	$88,000

Facility and lease exit costs	71,000	(45,000)	26,000

Other costs	63,300	15,700	79,000

	$295,300	$(102,300)	$193,000

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

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Excess of Cost Over Fair Value of Assets Acquired

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “excess of cost over fair value of assets acquired,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, the excess of cost over fair value of assets acquired will no longer be amortized but, instead, will be tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Prepaid Expenses and Other Assets

Prepaid expenses consists of the following at December 31, 2001:

Contract manufacturer deposits	$89,800

Trade show deposits	46,400

License fees	25,000

Other	91,000

$252,200

Other assets classified as long term consist primarily of costs associated with molds and dies for form-pressed toys and certain product development costs. These assets are amortized on a straight-line basis over their useful lives, as follows:

		Net Book
		Value At
		December 31,
		2001

Molds and dies	5 - 10 Years	$377,100

Product development costs	2 - 5 Years	90,200

Patents, trademarks and other	15 Years	57,100

		$524,400

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

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenue

In December 1997, the Company entered into an agreement with the purchaser of certain of the Company’s assets associated with its snack food product line. The agreement provides for, among other things, the Company to receive compensation of $250,000 in exchange for ceasing its activities related to the manufacture and sale of freeze-dried snack foods for a period of ten years. The agreement also provides for compensation of $50,000 in exchange for making certain information available to the purchaser during 1998. The Company recorded these amounts as deferred revenue at December 31, 1997 and is amortizing them into income using the straight-line method over the terms specified in the agreement. As of December 31, 2001, deferred revenue related to this agreement was $150,000.

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

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share (Continued)

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for 2000:

	Year Ended December 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS

Net income	$95,300	2,044,700	$0.05

Effect of Dilutive Securities

Common stock options and warrants	—	737,000

Diluted EPS

Net income plus assumed conversions	$95,300	2,781,700	$0.03

Options to purchase 864,000 shares of common stock of the Company at approximately $3.50 per share were outstanding during 2000, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. The options expire from 2001 to 2004.

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

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Risk and Fair Value of Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk at December 31, 2001 include trade receivables and approximately $444,000 of cash deposited in money market mutual funds. The money market funds are not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds. Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company’s large number of customers, their geographical dispersion and credit insurance coverage maintained on most customer accounts.

The carrying values of cash and cash equivalents, mortgage payable, installment notes payable, and the line of credit approximate their fair values.

Reclassifications

In July 2000, the Emerging Issues Task Force issued EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” The EITF consensus requires amounts billed to customers in sales transactions related to shipping and handling to be classified in sales and associated costs to be classified as cost of sales. The Company adopted the provisions of the EITF consensus during 2001. Previously, the Company was classifying shipping and handling revenue in accordance with the EITF consensus. However, shipping and handling costs had been classified as general and administrative expenses. The 2000 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications have no impact on net income.

NOTE 2 — RELATED-PARTY TRANSACTIONS

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

NOTE 3 — MORTGAGE PAYABLE

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

Maturities on long-term debt and obligations are approximately as follows:

Year Ending
December 31,	Amount

2002	$21,000

2003	22,700

2004	24,300

2005	26,400

2006	28,500

Thereafter	571,000

$693,900

Cash paid for interest on the mortgage payable during the years ended December 31, 2001 and 2000, approximated $53,600 and $55,100, respectively.

Cash paid for interest on all borrowing arrangements and lease obligations was approximately $146,900 and $143,900 in 2001 and 2000, respectively.

NOTE 4 — CREDIT LINE

The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution’s prime rate (4.75% at December 31, 2001). The agreement also requires, among other things, that the Company maintain certain financial ratios. The initial term of the agreement expires June 30, 2003. Proceeds from this $2,000,000 line of credit were used to repay outstanding borrowings on the Company’s previous line of credit in the approximate amount of $966,000. At December 31, 2001, the Company had $1,692,700 of borrowings outstanding under the line of credit.

NOTE 5 — INSTALLMENT NOTES PAYABLE AND OBLIGATION UNDER CAPITAL LEASE

Installment notes payable and obligation under capital lease as of December 31, 2001, are as follows:

Capital lease obligation, payable in monthly installments, excluding sales tax of approximately $10,000, including interest imputed at 9.4%, collateralized by certain tangible equipment, with a net book value of $232,900, maturing October 2003.	$156,300

Installment note to financial institution, payable in monthly installments of approximately $3,400, plus interest at 11.5%, collateralized by certain tangible property and equipment, maturing during 2002.	15,000

171,300

Less: Current portion	(97,000)

$74,300

Maturities on installment notes payable and obligation under capital lease, are approximately as follows:

		Obligations
	Installment	Under
Year Ending	Notes	Capital
December 31,	Payable	Lease	Totals

2002	$15,000	$82,000	$97,000

2003	—	74,300	74,300

	$15,000	$156,300	$171,300

NOTE 6 — Income taxes

The provision for income taxes consists of the following for the years ended December 31, 2001 and 2000:

		2001			2000

	Current	Deferred	Total	Current	Deferred	Total

Foreign	$(14,800)	$—	$(14,800)	$15,100	$—	$15,100

Federal	(147,600)	—	(147,600)	59,000	20,000	79,000

State	—	—	—	6,000	4,000	10,000

	$(162,400)	$—	$(162,400)	$80,100	$24,000	$104,100

NOTE 6 — Income taxes (Continued)

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2001, are approximately as follows:

Deferred Tax Liabilities

Amortization	$(40,300)

Depreciation	(28,200)

Gross deferred tax liabilities	(68,500)

Deferred Tax Assets

Bad debt allowance	68,700

Inventory reserves	24,400

State net operating loss carryforward	22,800

Gross deferred tax assets	115,900

Valuation allowance	(84,900)

Net deferred tax assets	31,000

Net deferred taxes	$(37,500)

During 2001, deferred tax asset valuation allowance increased by $30,400.

The Company has a state net operating loss carryforward of approximately $414,000 that has no expiration date.

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:

	2001	2000

Federal provision (benefit) expected at statutory rates	$(210,100)	$67,800

Meals and entertainment and auto lease inclusion	4,200	11,000

State income taxes	(22,500)	7,200

Non-deductible expenses	30,400	4,000

Foreign income taxes	37,000	1,900

Other	(1,400)	12,200

Provision (benefit) for income taxes	$(162,400)	$104,100

Income taxes paid in cash were approximately $66,000 and $-0- during the years ended December 31, 2001 and 2000, respectively.

NOTE 7 — INTERNATIONAL SALES

International sales amounted to approximately $1,004,000 and $409,000 in 2001 and 2000, respectively.

NOTE 8 — shareholders’ equity

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (the “ESOP”), which covers substantially all employees. The ESOP provides that, among other things, contributions to the ESOP shall be determined by the Board of Directors prior to the end of each year and that the contributions may be paid in cash, Company stock or other property at any time within the limits prescribed by the Internal Revenue Code. At December 31, 2001, the ESOP held approximately 23,000 shares of the Company’s common stock. No shares were contributed in 2001 or 2000.

Stock Options

On May 28, 1996, the Company’s Board of Directors adopted the “1996 Stock Option Plan” (the “SOP”). Under the SOP, the Company has reserved an aggregate of 900,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 2001 and 2000, a total of 122,000 and 300,000 options, respectively, were issued under the SOP at a weighted average exercise price of approximately $3.00 and $3.50 per share, respectively. As of December 31, 2001, there were 342,000 SOP options outstanding.

In connection with the acquisition of the business of Earth Lore, Ltd., the Company entered into employment agreements with certain former Earth Lore, Ltd. employees. The employment agreements provide that, among other things, the employees are to receive options to acquire up to 88,777 shares of the Company’s common stock. The options vest in equal annual installments over a three-year period commencing October 2000 and are exercisable at a weighted average exercise price of $3.50.

There was an aggregate of 342,000 stock options outstanding at December 31, 2001. The options expire as follows: 171,000 in 2003 and 171,000 in 2004. In the event of a change in the Company’s control, the options may not be callable by the Company. The following table summarizes the aggregate stock option activity for the years ended December 31, 2001 and 2000:

		Weighted-
	Shares Under	Average
	Option	Exercise Price

Outstanding at December 31, 1999		$3.50

Grants	300,000	$3.50

Exercises	—	$—

Cancellations	(50,000)	$3.50

Outstanding at December 31, 2000	864,000	$3.50

Grants	122,000	$3.00

Exercises	—	$—

Cancellations	(644,000)	$3.50

Outstanding at December 31, 2001	342,000	$3.32

Of the 342,000 options outstanding at December 31, 2001, approximately 312,000 are currently exercisable with a weighted-average exercise price of $3.31.

NOTE 8 — shareholders’ equity (Continued)

Stock Options (Continued)

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

Financial Accounting Standards Board pronouncement FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

		2001	2000

Net income (loss)	As reported	$(455,500)	$95,300

	Pro forma	$(510,000)	$(271,800)

Income (loss) per share	Basic

	As reported	$(0.21)	$0.05

	Pro forma	$(0.23)	$(0.12)

	Diluted

	As reported	$(0.21)	$0.03

	Pro forma	$(0.23)	$(0.11)

The Company’s weighted-average assumptions used in the pricing model and resulting fair values are as follows:

	2001	2000

Risk-free rate	5.0%	7.5%

Expected option life (in years)	3	4

Expected stock price volatility	95%	129%

Grant date value	$1.11	$2.16

Dividend yield	0.0%	0.0%

Preferred Stock

     The Company’s articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from the time to time by the Board of Directors. No shares of preferred stock have been issued.

NOTE 9 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Employee Benefit Plan (the “Plan”), which covers substantially all employees. Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company’s Board of Directors. The Company charged approximately $14,300 and $16,300 in 2001 and 2000, respectively, to operations for its contributions to the Plan.

NOTE 10 — other commitments and contingencies

Operating Leases

During 1998, the Company entered into a noncancellable operating lease for office space, which expires in November 2003. In addition, the Company leases certain vehicles under noncancellable operating leases expiring through 2002. Approximate minimum future lease payments due under these operating leases, are as follows:

Year Ending
December 31,	Amount

2002	$82,100

2003	60,100

$142,200

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