Form 10QSB
period 2002-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2002-05-14
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002	Commission File Number 0-13118

ACTION PRODUCTS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2095427 (IRS Employer Identification No.)

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

YES      X                NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class Common Stock, $.001 par value	Outstanding at May 10, 2002 2,230,800

Transitional Small Business Disclosure Format (check one): YES                      NO     X

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

Mar. 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,500
Accounts receivable, net of an allowance for doubtful accounts of $195,600	1,021,200
Inventories, net	1,733,900
Prepaid expenses and other assets	551,800

TOTAL CURRENT ASSETS	3,437,400
PROPERTY, PLANT AND EQUIPMENT	2,131,800
Less accumulated depreciation and amortization	(1,085,900)

NET PROPERTY, PLANT AND EQUIPMENT	1,045,900
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET	782,400
OTHER ASSETS	616,000

TOTAL ASSETS	$5,881,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of installment notes payable and obligation under capital lease	$81,500
Borrowings under lines of credit	1,610,200
Other Current Liabilities	552,100

TOTAL CURRENT LIABILITIES	2,243,800

INSTALLMENT NOTES PAYABLE AND OBLIGATION UNDER CAPITAL LEASE	48,200
MORTGAGE PAYABLE	667,800
DEFERRED INCOME TAXES	8,700
DEFERRED REVENUE	118,800

TOTAL LIABILITIES	3,087,300

SHAREHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized, zero shares issued and outstanding	0
Common stock — $.001 par value; 15,000,000 shares authorized;2,230,800 shares issued	2,200
Treasury Stock — $.001 par value; 39,200 shares	40
Additional paid-in capital	3,829,960
Accumulated Deficit	(517,300)
Stock subscriptions receivable	(520,500)

TOTAL SHAREHOLDERS’ EQUITY	2,794,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,881,700

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31st

	2002	2001

NET SALES	$1,458,100	$1,657,700
COST OF SALES	846,200	864,900

GROSS PROFIT	611,900	792,800
OPERATING EXPENSES
Selling	771,100	677,000
General and administrative	236,400	260,300

TOTAL OPERATING EXPENSES	1,007,500	937,300

LOSS FROM OPERATIONS	(395,600)	(144,500)
OTHER INCOME (EXPENSE)
Interest expense	(38,200)	(33,200)
Other	2,600	(48,900)

	(35,600)	(82,100)

LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAX	(431,200)	(226,600)
(PROVISION) BENEFIT FOR INCOME TAXES	58,800	(15,900)

NET LOSS	($372,400)	($242,500)

LOSS PER SHARE
Basic	($0.17)	($0.11)

Diluted	($0.17)	($0.11)

Weighted average number of common shares outstanding:
Basic	2,230,800	2,117,700
Diluted	2,230,800	2,117,700

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31st
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($372,400)	($242,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	43,200	36,600
Amortization	41,500	90,700
Loss on disposal of asset	56,000	(6,300)
Provision for bad debts	23,900	16,000
Deferred income tax provision	(58,800)	23,500
Changes in:
Accounts receivable	254,700	(26,700)
Inventories	13,100	30,800
Prepaid expenses	(66,100)	(122,700)
Other assets	(139,400)	(84,000)
Accounts payable	216,800	(110,500)
Accrued expenses	(178,400)	208,900
Income taxes payable	0	(67,300)
Deferred revenue	(6,200)	(6,200)

NET CASH USED IN OPERATING ACTIVITIES	(172,100)	(259,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(10,900)	(53,000)

NET CASH USED IN INVESTING ACTIVITIES	(10,900)	(53,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(39,900)	0
Collection of stock subscriptions receivable	0	3,000
Repayment of mortgage and capital lease principal	(46,900)	(20,700)
Repayment of notes payable to related parties	0	(13,100)
Proceeds/repayments from borrowings (net)	(82,500)	169,300

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(169,300)	138,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(352,300)	(174,200)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	482,800	614,700

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,500	$440,500

Supplemental disclosures — cash paid for:
Interest	$38,200	$33,200
Income Taxes	$0	$64,500

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at March 31, 2002 and the results of its (i) operations for the three month periods ended March 31, 2002 and 2001 and (ii) cash flows for the three month periods ended March 31, 2002 and 2001. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

3.     Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2001, the Company was not in compliance with the debt service coverage and debt to net worth covenants. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve month period ending December 31, 2002.

4.     Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the three month periods ending March 31, 2002 and 2001, as their effect would have been anti-dilutive.

5.     New accounting pronouncements. On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
5.     New accounting pronouncements (cont.)

intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company has not transacted any business combinations subsequent to June 30, 2001 and therefore has reported no impact to its financial statements from the provisions of SFAS 141. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 beginning January 1, 2002 and has ceased the amortization of goodwill. If these rules had applied to goodwill during the three months ended March 31, 2001, the Company believes amortization expense would have decreased by $9,000. Hereafter all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment.

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

Results of Operations:

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

Net sales during the first quarter ended March 31, 2002 were $1,458,100, compared with net sales of $1,657,700 during the first quarter of March 31, 2001. Management attributes the $199,600 decrease in net sales to the continuing weakness in the retail sector of the economy. The customer segments principally responsible for this decrease are theme parks/attractions and museum stores, two of our non-traditional toy channels. These have been heavily affected by the decline in tourism activity that began during the fourth quarter of 2001.

Gross profit decreased by $180,900 to $611,900 during the first quarter ended March 31, 2002, compared with $792,800 during the first quarter ended March 31, 2001. The gross profit percentage was 42% and 48% during the first quarter of 2002 and 2001 respectively. The majority of the decrease in gross profit is attributable to the previously noted decrease in net sales and lower gross profit percentage. The decrease in gross profit percentage was attributable to; one time costs associated with the consolidation and outsourcing of our Canadian production and warehousing operations for the EarthLore brand. This facility was completely

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross profit (cont.)
decommissioned on March 31, 2002. We expect the reduction in overhead and product costs to start being reflected in our financial results as early as the second quarter of 2002. Additional items impacting the gross profit percentage were higher net shipping costs related to our first quarter 2002 sales incentive program which provided free freight for customer orders above certain dollar amounts and royalty fees for the Thomas and Friends product line which was introduced in the third quarter of 2001.

Selling, general and administrative (SG&A) expenses increased by $70,200 to $1,007,500 for the three month period ended March 31, 2002 from $937,300 for the period ended March 31, 2001. This 7% increase in SG&A expenses is due to compensation costs related to the hiring of marketing staff that is more experienced in implementing our marketing and product development strategies and expenditures made in connection with new product design and sourcing activities for the Kidz Workshop and JAY JAY THE JET PLANE ™ product lines. JAY JAY THE JET PLANE ™, is based on characters from the children’s show which airs on PBS or PBS Kids nationwide. Its major components are a Wooden Adventure System™ with Tarry Town Sound™ and Sky Track™ and a companion die-cast metal collection. The JAY JAY THE JET PLANE ™ brand is a major portion of our current product development activities; during the first quarter March 31, 2002 we have invested over $200,000 in product and packaging design and manufacturing tooling. This line, which is expected to contribute to sales in the second half of 2002, received very favorable reviews at the February 2002 New York Toy Fair.

Interest expense related to current and long-term debt was $38,200 and $33,200 during the first quarter of 2002 and 2001, respectively. The increase of $5,000 is due to higher average balances drawn under our line of credit with Citrus Bank, partially offset by the lower prime rate of interest.

Other income and (expense) are netted for financial statement presentation. During the first quarter of 2002 and 2001, other income and (expense) were $2,600 and ($48,900), respectively. The $51,500 change was mainly attributable to a decrease in unrealized losses on investments.

Income before provision for income taxes and net income. As a result of the foregoing, we had a net loss before taxes of $431,200 and a net loss after taxes of $ 372,400 during the first quarter of 2002, compared with a net loss before taxes of $226,600 and net loss after taxes of $242,500 during the first quarter of 2001.

Financial Condition, Liquidity, and Capital Resources: As of March 31, 2002, the Company had cash and cash equivalents of $130,500, representing a decrease of $352,300 compared to December 31, 2001. Principal sources of liquidity for the first three months of fiscal 2002 were cash flows from collections of accounts receivable of $254,700, increased accounts payable of $216,800 and cash balances. Principal uses of cash in the first three months of fiscal 2002 were an increase of $139,400 in other assets which reflects investments in product development for our new JAY JAY THE JET PLANE brand, a reduction of $178,400 in accrued expenses, $129,400 for repayment of the line of credit, mortgage and capital lease principal and $39,900 for the repurchase of common stock.

At March 31, 2002, we had $1,610,200 of borrowings under our line of credit, an increase of $538,100 from $1,027,100 as of March 31, 2001. The increased borrowings were used for inventory purchases, product development and liabilities assumed in association with the acquisition of assets from Earth Lore Ltd. Our line of credit provides for borrowings up to $2,000,000 at the prime rate and matures June 30, 2003. Under the credit agreement for our line of credit, we are subject to financial covenants relating to certain asset balances and financial ratios. As of March 31, 2002 we were eligible to borrow $1,700,000 under our line of credit and are in compliance with all financial covenants thereunder.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No. Description
3.1	Amended Articles of Incorporation, incorporated by reference to an Exhibit to Definitive Proxy Statement filed May 22, 1998.

3.2	Amended By-laws, incorporated by reference to an Exhibit to the Definitive Proxy Statement filed May 22, 1999

10.1	Employee Stock Ownership Plan, incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-18, dated April 23, 1984, at pages 154-208.

10.2	Incentive Stock Option Plan, incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-18 dated September 25, 1984, at pages 210-220.

10.3	401(k) Plan dated October 3, 1986, incorporated by reference to an Exhibit to Form 10- filed August 15, 1987.

10.4	Amendment to Employee Stock Ownership Plan dated February 8, 1988, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.

10.5.1	Amendment to Employee Stock Ownership Plan dated March 10, 1989, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.

10.6	Company’s 1996 Stock Option Plan incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-8 filed on April 20, 1999.

10.7	Asset Purchase Agreement between the Company and American Outdoor Products, Inc. dated December 31, 1997, incorporated by reference to Exhibit in the Company’s Current Report on Form 8-K filed February 26, 1998.

10.8	Asset Purchase Agreement between the Company and Earth Lore Ltd., dated October 15, 2000, incorporated by reference to Exhibit in the Company’s Current Report on Form 8-K filed November 6, 2000.

10.9	Common Stock Repurchase Authorization, dated October 10, 2001, incorporated by reference to Exhibit in the Company’s Current Report on Form 8-K filed October 17, 2001.

B.     Reports on Form 8-K
         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: May 14, 2002	By: /s/ Ronald Kaplan Ronald Kaplan Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2002	By: /s/ Robert L. Burrows Robert L. Burrows Chief Financial Officer (Principal Accounting Officer)