Form 10QSB
period 2002-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2002-08-14
CIK 747435

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002	Commission File Number 0-13118

ACTION PRODUCTS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2095427
(State or other jurisdiction of	(IRS Employer Identification No.)
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

YES    X            NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at August 9, 2002
Common Stock, $.001 par value	2,190,422

Transitional Small Business Disclosure Format (check one):    YES                    NO     X

I N D E X

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

June 30, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$91,800
Accounts receivable, net of an allowance for doubtful accounts of $112,500	869,800
Inventories, net	1,358,600
Prepaid expenses and other assets	659,200

TOTAL CURRENT ASSETS	2,979,400

PROPERTY, PLANT AND EQUIPMENT	2,129,300
Less accumulated depreciation and amortization	(1,126,100)

NET PROPERTY, PLANT AND EQUIPMENT	1,003,200
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET	782,400
OTHER ASSETS	752,400

TOTAL ASSETS	$5,517,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of installment notes payable and obligation under capital lease	$81,500
Borrowings under lines of credit	1,475,700
Other Current Liabilities	736,900

TOTAL CURRENT LIABILITIES	2,294,100

INSTALLMENT NOTES PAYABLE AND OBLIGATION UNDER CAPITAL LEASE	27,800
MORTGAGE PAYABLE	662,700
DEFERRED INCOME TAXES	7,500
DEFERRED REVENUE	112,500

TOTAL LIABILITIES	3,104,600

SHAREHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock — $.001 par value; 15,000,000 shares authorized; 2,230,800 shares issued	2,200
Treasury Stock — $.001 par value; 40,400 shares	(40)
Additional paid-in capital	3,828,140
Accumulated Deficit	(897,000)
Stock subscriptions receivable	(520,500)

TOTAL SHAREHOLDERS’ EQUITY	2,412,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,517,400

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

NET SALES	$1,479,600	$1,613,300	$2,937,800	$3,271,000

COST OF SALES	903,400	923,600	1,749,600	1,788,400

GROSS PROFIT	576,200	689,700	1,188,200	1,482,600

OPERATING EXPENSES
Selling	312,200	337,000	712,400	675,600
General and administrative	600,200	634,900	1,207,500	1,233,700

TOTAL OPERATING EXPENSES	912,400	971,900	1,919,900	1,909,300

LOSS FROM OPERATIONS	(336,200)	(282,200)	(731,700)	(426,700)

OTHER INCOME (EXPENSE)
Interest expense	(35,700)	(52,600)	(73,900)	(85,700)
Other	13,200	149,200	15,800	100,200

	(22,500)	96,600	(58,100)	14,500

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAX	(358,700)	(185,600)	(789,800)	(412,200)

(PROVISION) BENEFIT FOR INCOME TAXES	(21,000)	117,900	37,700	102,000

NET LOSS	($379,700)	($67,700)	($752,100)	($310,200)

LOSS PER SHARE
Basic	($0.17)	($0.03)	($0.34)	($0.14)

Diluted	($0.17)	($0.03)	($0.34)	($0.14)

Weighted average number of common shares outstanding:

Basic	2,190,700	2,230,900	2,196,900	2,174,600

Diluted	2,190,700	2,230,900	2,196,900	2,174,600

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(752,100)	(310,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	83,400	82,800
Amortization	88,100	201,100
Loss on disposal of asset	58,500	6,300
Provision for bad debts	24,100	44,100
Deferred income tax provision	(37,700)	(37,500)
Changes in:
Accounts receivable	405,900	65,600
Inventories	388,400	(300)
Prepaid expenses	(108,000)	(235,600)
Other assets	(304,000)	(87,600)
Accounts payable	440,100	(250,200)
Accrued expenses	(475,600)	16,100
Income taxes receivable/ (payable)	152,400	(77,800)
Deferred revenue	(12,500)	(12,500)

NET CASH USED IN OPERATING ACTIVITIES	(49,000)	(595,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(10,900)	(77,500)

NET CASH USED IN INVESTING ACTIVITIES	(10,900)	(77,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(41,800)	—
Collection of stock subscriptions receivable	—	203,000
Repayment of mortgage and capital lease principal	(72,300)	(23,700)
Repayment of notes payable to related parties	—	(18,600)
Proceeds/(repayment) from borrowings (net)	(217,000)	638,100

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(331,100)	798,800

NET DECREASE IN CASH AND CASH EQUIVALENTS	(391,000)	125,600

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	482,800	614,700

CASH AND CASH EQUIVALENTS AT END OF PERIOD	91,800	740,300

Supplemental disclosures — cash paid for:
Interest	73,900	77,600
Income Taxes	—	66,000

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED):

1.     Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at June 30, 2002 and the results of its (i) operations for the three and six month periods ended June 30, 2002 and 2001 and (ii) cash flows for the six month periods ended June 30, 2002 and 2001. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2001. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

2.     Line of credit. As of March 22, 2001, the Company entered into an agreement with Citrus Bank, pursuant to which Citrus Bank provides a revolving line of credit (the “Revolver”) for up to $2 million at the “Prime” lending rate. The borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory and other operating and capital requirements. The Revolver matures June 30, 2003 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently non-compliant with one of the covenants related to current assets and liabilities. However, we have received a wavier of non-compliance on this issue.

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

4.     Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the three and six month periods ending June 30, 2002 and 2001, as their effect would have been anti-dilutive.

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

5. New accounting pronouncements (cont.)

intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company has not transacted any business combinations subsequent to June 30, 2001 and therefore has reported no impact to its financial statements from the provisions of SFAS 141. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 beginning January 1, 2002 and has ceased the amortization of goodwill. If these rules had applied to goodwill during the six months ended June 30, 2001, the Company believes amortization expense would have decreased by $19,200. Hereafter all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment.

6.     Reclassification. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the present year classifications. Also, certain operating expenses incurred during the quarter ended March 31, 2002 have been reclassified to conform to the current presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully (i) develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions, (ii) access the mass market by entering into licensing agreements with major retailers and (iii) develop our E-commerce strategy. Additional factors include, but are not limited to the following: the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development, the ability to identify and consummate acquisition opportunities, other risks identified in this report and our other periodic filings with the Securities Exchange Commission.

Results of Operations:

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

Net sales during the three months ended June 30, 2002 were $1,479,600, compared with net sales of $1,613,300 during the three months ended June 30, 2001. Management attributes the $133,700 or 8% decrease in net sales to the continued weakness in the retail market. Our sales decreased principally in the museum and theme park channels, where we experienced a significant decrease in sales of our Climb@tron product line.

Gross profit decreased by $113,500 to $576,200 during the three months ended June 30, 2002, compared with $689,700 during the three months ended June 30, 2001. The gross profit percentage was 39% and 43% during the three month periods ended June 30, 2002 and 2001 respectively. The decrease in gross profit is mainly attributable to the decrease in sales discussed above. The decrease in gross profit percentage was attributable to: sales promotions, offering free and discounted freight, intended to stimulate specialty retailer orders; royalties related to licensed products; and a higher proportion of sales to chain and discount retailers compared to the same period in 2001.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses decreased by $59,500 to $912,400 for the three month period ended June 30, 2002 from $971,900 for the three month period ended June 30, 2001. This 6% decrease in SG&A expenses is due primarily to savings in lease expense and facility costs, resulting from the outsourcing of EarthLore production and shutdown of the Canadian facility and a reduction in bad debt expense.

Interest expense related to current and long-term debt was $35,700 and $52,600 for the three month periods ended June 30, 2002 and 2001, respectively. The decrease of $16,900 is due to lower borrowings under our line of credit, combined with a lower rate of interest.

Other income and (expense) are netted for financial statement presentation. During the three month periods ended June 30, 2002 and 2001, other income and (expense) was $13,200 and $149,200, respectively. The $136,000 change was mainly attributable to lower finance charges related to late customer payments and a decrease in unrealized gains on investments and currency exchange.

Income before provision for income taxes and net income. As a result of the foregoing, we had a net loss before taxes of $358,700 and a net loss after taxes of $379,700 for the three months ended June 30, 2002, compared with a net loss before taxes of $185,600 and net loss after taxes of $67,700 for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

Net sales during the six months ended June 30, 2002 were $2,937,800, compared with net sales of $3,271,000 during the six months ended June 30, 2001. Management attributes the $333,200 or 10% decrease in net sales to continued weakness in the retail market, principally in the museum and theme park channels. These two of our non-traditional toy channels have been heavily affected by the decline in tourism activity that began in the fourth quarter of 2001.

Gross profit during the six months ended June 30, 2002 decreased $294,400 to $1,188,200, compared with $1,482,600 during the six months ended June 30, 2001. The gross profit percentage was 40% and 45% during the six month periods ending June 30, 2002 and June 30, 2001 respectively. The majority of the decrease in gross profit is attributable to the decrease in sales discussed above. The decrease in gross profit percentage was attributable to: one time costs associated with the consolidation and outsourcing of our Canadian production and warehousing operations for the EarthLore brand; sales promotions using free and discounted freight incentives to stimulate specialty retailer orders ; royalties for licensed products and a higher proportion of sales to chain and discount retailers.

Selling, general and administrative (SG&A) expenses for the six month period ended June 30, 2002 increased by $10,600 to $1,919,900 from $1,909,300 for the six month period ended June 30, 2001. This 0.6% increase in SG&A expenses is due to increased compensation costs, related to the hiring of staff more experienced in implementing our marketing and product development strategies and expenditures made in connection with new product design and sourcing activities for the Kidz Workshop and JAY JAY THE JET PLANE ™ product lines. These increased costs were largely offset by decreases in catalog expenses, bad debt expense and cost savings resulting from the shutdown of our Canadian facility. This facility was completely decommissioned on March 31, 2002. Our operating costs will reflect a significant benefit from this action in the second half of the year. JAY JAY THE JET PLANE ™, our new Wooden Adventure System™, is based on characters from the children’s show which airs on PBS or PBS Kids nationwide. The JAY JAY THE JET PLANE ™ brand is a major portion of our current product development activities; during the first six months of 2002 we have invested over $300,000 in product and packaging design and manufacturing tooling. This line, which is expected to contribute to sales in the second half of 2002, received very favorable reviews at the February 2002 New York Toy Fair and orders received to date indicate strong market interest.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense related to current and long-term debt was $73,900 and $85,700 during the six month period ended June 30, 2002 and 2001, respectively. The decrease of $11,800 is due to lower borrowings under our line of credit, combined with the lower rate of interest.

Other income and (expense) are netted for financial statement presentation. During the six month period ended June 30 of 2002 and 2001, other income and (expense) were $15,800 and $100,200, respectively. The $84,400 change was mainly attributable to lower finance charges related to late customer payments and increased realized loss on currency exchange.

Income before provision for income taxes and net income. As a result of the foregoing, we had a net loss before taxes of $789,800 and a net loss after taxes of $752,100 during the six month period ended June 30, 2002, compared with a net loss before taxes of $412,200 and net loss after taxes of $310,200 during the six month period ended June 30, 2001.

Financial Condition, Liquidity, and Capital Resources:

As of June 30, 2002, the Company had cash and cash equivalents of $91,800, representing a decrease of $391,000 compared to December 31, 2001. Principal sources of liquidity for the six months ended June 30, 2002 were; increase in collections of accounts receivable $405,900; a refund of prior year federal income tax payments resulting from allowable NOL carry backs of $150,300; increase in accounts payable $440,100, and decrease in inventories $388,400. Principal uses of cash in the first six months of fiscal 2002 were: an increase of $304,000 in other assets; a reduction of $475,600 in accrued expenses reflecting payment of costs associated with the decommissioning of the Canadian production facility, product development and inventory purchases; $289,300 for repayment of line of credit borrowings, mortgage and capital lease principal and $41,800 for the repurchase of common stock.

At June 30, 2002, we had $1,475,700 of borrowings under our line of credit, a decrease of $60,500 from $1,536,200 as of June 30, 2001. Our line of credit provides for borrowings up to $2,000,000 at the prime rate and matures June 30, 2003. Under the agreement for our line of credit, we are subject to financial covenants relating to certain asset balances and financial ratios. As of June 30, 2002 we were eligible to borrow $1,699,085 under our line of credit and were not in compliance with one of our financial covenants. However, we have received a waiver of non-compliance through October, 2002.

We are updating our brand development plans for the next 12 to 18 months, encompassing product development, tooling and initial inventory investments. In order to support the product development, tooling and inventory investments needed to expand existing and new product lines, we anticipate that we will be pursuing additional financing over our current working line.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to Vote of Shareholders

The Annual Meeting was held in the Company’s offices at 390 North Orange Ave. Suite 2185, Orlando, Florida 32801 on Monday, June 17, 2002. The sole proposal brought before the shareholders was the nomination, by the Board of Directors, of Ronald Kaplan, Ronald Tuchman and Neil Swartz for reelection as Class II Directors. The total number of shares entitled to vote at the meeting was 1,306,504. As a result of the votes cast, as described below, all three nominees were elected for two year terms to expire at the Annual Shareholders’ Meeting in 2004:

Name	For	Against	Abstained

Ronald Kaplan	1,283,900	-0-	22,604
Ronald Tuchman	863,040	420,860	22,604
Neil Swartz	1,283,900	-0-	22,604

Judith Kaplan and Marvin Smollar were the two remaining Directors whose terms will continue to the Annual Meeting of Shareholders’ in 2003. No other business was brought before the Annual Meeting.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No.	Description

3.2	Amended By-laws, incorporated by reference to an Exhibit to the Definitive Proxy Statement filed May 22, 1999

3.1	Amended Articles of Incorporation, incorporated by reference to an Exhibit to Definitive Proxy Statement filed May 22, 1998.

10.1	Employee Stock Ownership Plan, incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-18, dated April 23, 1984, at pages 154-208.

10.2	Incentive Stock Option Plan, incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-18 dated September 25, 1984, at pages 210-220.

10.3	401(k) Plan dated October 3, 1986, incorporated by reference to an Exhibit to Form 10-Q filed August 15, 1987.

10.4	Amendment to Employee Stock Ownership Plan dated February 8, 1988, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.

10.5.1	Amendment to Employee Stock Ownership Plan dated March 10, 1989, incorporated by reference to an Exhibit to Form 10-K filed March 31, 1989.

10.6	Company’s 1996 Stock Option Plan incorporated by reference to an Exhibit to the Company’s Registration Statement on Form S-8 filed on April 20, 1999.

10.7	Asset Purchase Agreement between the Company and American Outdoor Products, Inc. dated December 31, 1997, incorporated by reference to Exhibit in the Company’s Current Report on Form 8-K filed February 26, 1998.

10.8	Asset Purchase Agreement between the Company and Earth Lore Ltd., dated October 15, 2000, incorporated by reference to Exhibit in the Company’s Current Report on Form 8-K filed November 6, 2000.

10.9	Common Stock Repurchase Authorization, dated October 10, 2001, incorporated by reference to Exhibit in the Company’s Current Report on Form 8-K filed October 17, 2001.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date:	August 14, 2002	By:	/s/ RONALD S. KAPLAN

Ronald Kaplan
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2002	By:	/s/ ROBERT L. BURROWS

Robert L. Burrows
Chief Financial Officer
(Principal Accounting Officer)