Form 10QSB
period 2002-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2002-11-14
CIK 747435

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           (Mark One)
  [X]      Quarterly Report under Section 13 or 15(d) of the
           Securities Exchange Act of 1934
           For the quarter ended SEPTEMBER 30, 2002
                            or
  [  ]     Transition Report under Section 13 or 15(d) of the
           Securities Exchange Act of 1934
           For the transition period from _________ to _________

                                    000-13118
                              (Commission File No.)

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

                YES [X]                                 NO [ ]


         State the number of shares outstanding of each of the issuer's classes of common stock, as of last practicable date.


                  Class                  Outstanding at November 8, 2002
       Common Stock, $.001 par value                2,190,222




 Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                                    I N D E X



 PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         NUMBER
 Item 1.    Financial Statements

 Condensed Consolidated Balance Sheet at September 30, 2002 (unaudited)       3

 Condensed Consolidated Statements of Operations - Three months and
     nine months ended September 30, 2002 and 2001 (unaudited)                4

 Condensed Consolidated Statements of Cash Flows - Nine months
       ended September 30, 2002 and 2001 (unaudited)                          5

 Notes to unaudited Condensed Consolidated Financial Statements               6

 Item 2.    Management's Discussion and Analysis or Plan of Operations        8

 Item 4.    Controls and Procedures                                          10


 PART II.  OTHER INFORMATION

 Item 5. Other Information                                                   11

 Item 6. Exhibits and Reports on Form 8-K                                    12

 SIGNATURE PAGE                                                              13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                                SEPTEMBER 30,
                                                                                                    2002
                                                                                                -------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                        $    80,900
Accounts receivable, net of an allowance for doubtful accounts of $63,900                          1,395,800
Inventories, net                                                                                   1,366,700
Prepaid expenses and other assets                                                                    287,100
                                                                                                 -----------
                                                                  TOTAL CURRENT ASSETS             3,130,500

PROPERTY, PLANT AND EQUIPMENT                                                                      2,129,300
Less accumulated depreciation and amortization                                                    (1,166,200)
                                                                                                 -----------
                                                      NET PROPERTY, PLANT AND EQUIPMENT              963,100
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET                                               782,400
OTHER ASSETS                                                                                         818,900
                                                                                                 -----------
                                                                           TOTAL ASSETS          $ 5,694,900
                                                                                                 ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of installment notes payable and
   obligation under capital lease                                                                $    81,500
Accounts payable                                                                                     707,800
Accrued expenses, payroll and related expenses                                                       195,600
Borrowings under lines of credit                                                                   1,534,400
Other Current Liabilities                                                                             46,000
                                                                                                 -----------
                                                              TOTAL CURRENT LIABILITIES            2,565,300
                                                                                                 -----------

INSTALLMENT NOTES PAYABLE AND OBLIGATION
  UNDER CAPITAL LEASE                                                                                  7,100
MORTGAGE PAYABLE                                                                                     657,400
DEFERRED INCOME TAXES                                                                                  7,500
DEFERRED REVENUE                                                                                     106,300
                                                                                                 -----------
                                                                      TOTAL LIABILITIES            3,343,600
                                                                                                 -----------

SHAREHOLDERS' EQUITY
Preferred Stock - 10,000,000 shares authorized, zero shares issued and outstanding                        --
Common stock - $.001 par value; 15,000,000 shares authorized; 2,230,800 shares issued                  2,200
Treasury Stock - $.001 par value; 40,600 shares                                                          (41)
Additional paid-in capital                                                                         3,850,441
Accumulated Deficit                                                                                 (980,800)
Stock subscriptions receivable                                                                      (520,500)
                                                                                                 -----------
                                                             TOTAL SHAREHOLDERS' EQUITY            2,351,300
                                                                                                 -----------
                                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,694,900
                                                                                                 ===========

                             See Accompanying Notes

                  ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended Sept 30             Nine Months Ended Sept 30
                                                             -------------------------------         ------------------------------
                                                                 2002               2001                2002                2001
                                                             -----------         -----------         -----------         ----------
NET SALES                                                    $ 1,944,900         $ 2,218,400         $ 4,882,700         $5,489,400

COST OF SALES                                                  1,181,800           1,208,500           2,931,400          2,996,900
                                                             -----------         -----------         -----------         ----------

GROSS PROFIT                                                     763,100           1,009,900           1,951,300          2,492,500

OPERATING EXPENSES
Selling                                                          266,200             436,700             978,600          1,112,300
General and administrative                                       544,300             606,200           1,751,800          1,839,900
                                                             -----------         -----------         -----------         ----------
       TOTAL OPERATING EXPENSES                                  810,500           1,042,900           2,730,400          2,952,200
                                                             -----------         -----------         -----------         ----------

LOSS FROM OPERATIONS                                             (47,400)            (33,000)           (779,100)          (459,700)

OTHER INCOME (EXPENSE)
Interest expense                                                 (33,500)            (36,200)           (107,400)          (121,900)
Other                                                             (2,800)            (17,300)             13,000             82,900
                                                             -----------         -----------         -----------         ----------
                                                                 (36,300)            (53,500)            (94,400)           (39,000)
                                                             -----------         -----------         -----------         ----------
LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAX                   (83,700)            (86,500)           (873,500)          (498,700)

(PROVISION) BENEFIT FOR INCOME TAXES                                   0               9,800              37,700            111,800
                                                             -----------         -----------         -----------         ----------

NET LOSS                                                     $   (83,700)        $   (76,700)        $  (835,800)        $ (386,900)
                                                             ===========         ===========         ===========         ==========

LOSS PER SHARE
Basic                                                        $     (0.04)        $     (0.03)        $     (0.38)        $    (0.18)
                                                             ===========         ===========         ===========         ==========
Diluted                                                      $     (0.04)        $     (0.03)        $     (0.38)        $    (0.18)
                                                             ===========         ===========         ===========         ==========

Weighted average number of common shares outstanding:
Basic
                                                               2,190,200           2,230,900           2,194,600          2,193,400
Diluted
                                                               2,190,200           2,230,900           2,194,600          2,193,400

                            See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Nine Months         Nine Months
                                                                                         Ended Sept 30       Ended Sept 30
                                                                                             2002                 2001
                                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                  $(835,800)          $(386,900)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation                                                                             123,400             132,200
   Amortization                                                                             146,800             281,500
   Loss on disposal of asset                                                                 58,500               6,300
   Provision for bad debts                                                                   (9,800)            115,400
   Deferred income tax provision                                                            (37,700)             19,000
Changes in:
   Accounts receivable                                                                      (89,100)           (231,400)
   Inventories                                                                              380,300            (768,000)
   Prepaid expenses                                                                        (100,100)            (84,100)
   Other assets                                                                            (425,800)           (273,800)
   Accounts payable                                                                         620,700              90,200
   Accrued expenses                                                                         (87,000)            421,600
   Income taxes receivable/(payable)                                                        159,400             (87,300)
   Deferred revenue                                                                         (18,700)            (12,500)
                                                                                          ---------           ---------
                                           NET CASH USED IN OPERATING ACTIVITIES           (114,900)          (777,800)
                                                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                                (10,900)            (77,900)
                                                                                          ---------           ---------
                                           NET CASH USED IN INVESTING ACTIVITIES            (10,900)            (77,900)
                                                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                                                  (42,000)                 --
Proceeds from Common Stock Options and warrants                                              22,500                  --
Collection of stock subscriptions receivable                                                     --             203,000
Repayment of mortgage and capital lease principal                                           (98,300)            (48,700)
Repayment of notes payable to related parties                                                    --             (18,600)
Proceeds (repayment) from borrowings (net)                                                 (158,300)            666,400
                                                                                          ---------           ---------
                             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (276,100)            802,100
                                                                                          ---------           ---------

                                       NET DECREASE IN CASH AND CASH EQUIVALENTS           (401,900)            (53,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            482,800             614,900
                                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  80,900           $ 561,300
                                                                                          =========           =========

Supplemental disclosures - cash paid for:
    Interest                                                                              $ 107,400           $ 110,100
    Income Taxes                                                                          $       0           $  66,000

                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED):

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the "Company"), at September 30, 2002 and the results of its (i) operations for the three and nine month periods ended September 30, 2002 and 2001 and (ii) cash flows for the nine month periods ended September 30, 2002 and 2001. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2001. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the operating results for the full year. Through September 30, 2002, the Company has been able to meet its obligations as they come due, however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company if needed.

2. LINE OF CREDIT. As of March 22, 2001, the Company entered into an agreement with Citrus Bank, pursuant to which Citrus Bank provides a revolving line of credit (the "Revolver") for up to $2 million at the "Prime" lending rate. The borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory and other operating and capital requirements. The Revolver matures June 30, 2003 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently non-compliant with one of the covenants related to current assets and liabilities. However, we have received a waiver of non-compliance on this issue through October 2002.

3. MORTGAGE PAYABLE. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At December 31, 2001, the Company was not in compliance with the debt service coverage and debt to net worth covenants. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve month period ending December 31, 2002.

4. EARNINGS PER SHARE. Common stock equivalents were not included in the computation of diluted earnings per share for the three and nine month periods ending September 30, 2002 and 2001, as their effect would have been anti-dilutive.

5. NEW ACCOUNTING PRONOUNCEMENTS. On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after September 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company has not transacted any business combinations subsequent to June 30, 2001 and therefore has reported no impact to its financial statements from the provisions of SFAS
141. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 beginning January 1, 2002, has ceased the amortization of goodwill, properly tested for impairment and determined no impairment exists as of this report. If these rules had applied to goodwill during the nine months ended September 30, 2001, the Company believes amortization expense would have decreased by $29,600. Hereafter all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment but is being reviewed quarterly.

6. COMMON STOCK AND EQUITY SECURITIES. During the nine month period ended September 30, 2002, the Company repurchased approximately 40,600 of its common shares for the treasury and issued approximately 377,800 employee stock options. The employee stock options generally are exercisable over the five year terms between $1.25 to $3.50 per share. Because none of these employee stock options were issued with intrinsic value, no compensation charge was recorded in connection with their issuance. In addition, the Company issued 350,000 options and warrants to non-employees in connection with the acquisition of services, at an exercise price of $1.50 per share.

7. SUBSEQUENT EVENT FOOTNOTE. On November 5, 2002 the Company received payments of stock subscription receivable from related parties totaling $80,000. Total Subscriptions as of September 30, 2002 were $520,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS:
Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited to the following: the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development, other risks identified in this report and our other periodic filings with the Securities Exchange Commission.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES during the three months ended September 30, 2002 were $1,944,900, compared with net sales of $2,218,400 during the three months ended September 30, 2001. Management attributes the $273,500 or 12% decrease in net sales to the continued weakness in the retail market. Our sales decreased principally in the museum and theme park channels, where we experienced a significant decrease in sales of our Climb@tron product line. Climb@tron sales for the three month period ended September 30, 2002 decreased approximately $300,000 compared to the three month period ended September 30, 2001. Product purchases of Climb@tron have been tightly controlled to maintain a balance between sales and inventory levels. Present inventory levels represent approximately 120 days sales volume. Another contributing factor was the delay in the September launch of JAY JAY THE JET PLANE (TM) due to the delay in our receipt of merchandise resulting from a prolonged work stoppage at 28 West-coast shipping ports. The interruption postponed approximately $150,000 of JAY JAY THE JET PLANE (TM) sales into the fourth quarter of 2002. JAY JAY THE JET PLANE (TM), our new Wooden Adventure System(TM), is based on characters from the children's show which airs on PBS or PBS Kids nationwide. This line received very favorable reviews at the February 2002 New York Toy Fair and pre-orders received to date, exceeding $275,000, indicate strong market interest.

GROSS PROFIT decreased by $246,800 to $763,100 during the three months ended September 30, 2002, compared with $1,009,900 during the three months ended September 30, 2001. The gross profit percentage was 39% and 46% during the three month periods ended September 30, 2002 and 2001 respectively. The decrease in gross profit is mainly attributable to the decrease in sales discussed above. The decrease in gross profit percentage compared to the same period in 2001, was mainly attributable to a higher proportion of sales to chain and discount retailers with special pricing terms.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES decreased by $232,400 to $810,500 for the three month period ended September 30, 2002 from $1,042,900 for the three month period ended September 30, 2001. This 22% decrease in SG&A expenses is due primarily to the following:

         - Advertising and Promotion decrease of $45,000 resulting from lower tradeshow and advertising expenses

         - Telephone expense decrease of $9,000 due to reduced usage rates from new vendor service agreements

         -        Compensation decrease of $46,000 due to reductions in staffing

         - Facility cost decrease of $12,000 resulting from the outsourcing of EarthLore production and shutdown of the Canadian facility

         - Estimated doubtful accounts decrease of $105,000 due to credit insurance coverage and improved credit and collections procedures

INTEREST EXPENSE related to current and long-term debt was $33,500 and $36,200 for the three month periods ended September 30, 2002 and 2001, respectively. The decrease of $2,700 is due to lower borrowings under our line of credit, combined with a lower rate of interest.

OTHER INCOME AND (EXPENSE) are netted for financial statement presentation. During the three month periods ended September 30, 2002 and 2001, other income and (expense) was ($2,800) and ($17,300), respectively. The $14,500 change was mainly attributable to increased miscellaneous income and a decrease in unrealized losses on currency exchange.

INCOME BEFORE PROVISION FOR INCOME TAXES AND NET INCOME. As a result of the foregoing, we had a net loss before taxes of $83,700 and a net loss after taxes of $83,700 for the three months ended September 30, 2002, compared with a net loss before taxes of $86,500 and net loss after taxes of $76,700 for the three months ended September 30, 2001.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES during the nine months ended September 30, 2002 were $4,882,700, compared with net sales of $5,489,400 during the nine months ended
September 30, 2001. Management attributes the $606,700 or 11% decrease in net sales to continued weakness in the retail market, principally in the museum and theme park channels. These two channels, which are outside of our core specialty toy retailer market, have been heavily affected by the decline in tourism activity that began in the fourth quarter of 2001. Another contributing factor was the delay into October of the launch of JAY JAY THE JET PLANE (TM) and $150,000 sales, due to the aforementioned west coast shipping port work stoppage.

GROSS PROFIT during the nine months ended September 30, 2002 decreased $541,200 to $1,951,300, compared with $2,492,500 during the nine months ended September 30, 2001. The gross profit percentage was 40% and 45% during the nine month periods ending September 30, 2002 and September 30, 2001 respectively. The majority of the decrease in gross profit is attributable to the decrease in sales discussed above. The decrease in gross profit percentage was attributable to: one time costs associated with the consolidation and outsourcing of our Canadian production and warehousing operations for the EarthLore brand; sales promotions using free and discounted freight incentives to stimulate specialty retailer orders; royalties for licensed products and a higher proportion of sales to chain and discount retailers with special pricing terms.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES for the nine month period ended September 30, 2002 decreased by $221,800 to $2,730,400 from $2,952,200 for the nine month period ended September 30, 2001. This 8% decrease in SG&A expenses is due to the following:

         - Advertising and Promotion decrease of $55,000 due to lower catalog printing costs and lower tradeshow and advertising expenses

         - Estimated doubtful accounts decrease of $125,000 due to credit insurance coverage and improved credit and collections procedures

         - Facility cost decrease of $40,000 resulting from the shutdown of our Canadian facility.

INTEREST EXPENSE related to current and long-term debt was $107,400 and $121,900 during the nine month period ended September 30, 2002 and 2001, respectively. The decrease of $14,500 is due to lower borrowings under our line of credit, combined with the lower rate of interest.

OTHER INCOME AND (EXPENSE) are netted for financial statement presentation. During the nine month period ended September 30 of 2002 and 2001, other income and (expense) were $13,000 and $82,900, respectively. The $69,900 change was mainly attributable to lower finance charges related to late customer payments.

INCOME BEFORE PROVISION FOR INCOME TAXES AND NET INCOME. As a result of the foregoing, we had a net loss before taxes of $873,500 and a net loss after taxes of $835,800 during the nine month period ended September 30, 2002, compared with a net loss before taxes of $498,700 and net loss after taxes of $386,900 during the nine month period ended September 30, 2001.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES:
As of September 30, 2002, the Company had cash and cash equivalents of $80,900, representing a decrease of $401,900 compared to December 31, 2001.

Principal sources of liquidity from Operating activities for the nine months ended September 30, 2002 were; a refund of prior year federal income tax payments resulting from allowable NOL carry backs of $150,300; decrease in inventory balances of $380,300 due to prudent inventory purchase practices; and increase in accounts payable $620,700 due to seasonality. Principal uses of cash from Operating activities in the first nine months of fiscal 2002 were: an increase of $425,700 in other assets due mainly to product development costs associated with the launch of JAY JAY THE JET PLANE (TM) which should be decreasing in future periods due to scaled down product development activities; increase in accounts receivable of $89,100 due to seasonality; and a reduction of $87,000 in accrued expenses reflecting payment of costs associated with the decommissioning of the Canadian production facility.

Principal uses of cash from Investing and Financing activities in the first nine months of fiscal 2002 were: $256,600 for repayment of line of credit borrowings, mortgage and capital lease principal and $42,000 for the repurchase of common stock.

At September 30, 2002, we had $1,534,400 of borrowings under our line of credit, a decrease of $30,100 from $1,564,500 as of September 30, 2001. Our line of credit provides for borrowings up to $2,000,000 at the prime rate and matures June 30, 2003. Under the agreement for our line of credit, we are subject to financial covenants relating to certain asset balances and financial ratios. As of September 30, 2002 we were eligible to borrow $1,563,798 under our line of credit and were not in compliance with one of our financial covenants. However, we have received a waiver of non-compliance through October 2002.

We are updating our brand development plans for the next 12 to 18 months, encompassing product development, tooling and initial inventory investments. In order to support the product development, tooling and inventory investments needed to expand existing and new product lines, we anticipated the need for additional financing over our current working capital line and are pursuing other financing alternatives.

ITEM 4. CONTROLS AND PROCEDURES

Action Products management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The NASDAQ Listing Qualifications Department ("the Staff") has notified the Company that it is not in compliance with the requirements of NASD Marketplace Rule 4310(c)(2)(B) for continued listing of its securities on Nasdaq's SmallCap Market. This rule requires the Company to have a minimum of $2,000,000 in net tangible assets or $2,500,000 in stockholders' equity or a market value of listed securities of $35,000,000 or $500,000 of net income from continuing operations for the most recent completed fiscal year (or two of the three most recently completed fiscal years). The Company has historically satisfied its requirements under this rule by meeting the minimum value for net tangible assets or stockholders' equity. Based on the Company's last filed quarterly report on Form 10-QSB for the period ended June 30, 2002, the Company's net tangible assets and stockholders equity were $1,630,400 and $2,412,800, respectively. Consequently, Action Products' common stock is subject to delisting from The NASDAQ SmallCap Market. Pursuant to NASD Marketplace Rules, the Company intends to appeal the Staff's determination before a NASDAQ Listing Qualifications Panel ("the Panel"). The hearing before the Panel has been scheduled for November 22, 2002. The Company's hearing request automatically delays the delisting pending the Panel's final review and determination of the appeal. Until the Panel's ultimate determination, Action Products' common shares will continue to be traded on the NASDAQ SmallCap Market. While there are no guarantees that the Company's appeal will be successful, the Company believes that based upon the reductions in its operating costs that have been implemented this year, the financing options it is currently pursuing and the favorable sales impact of new product introductions in the fourth quarter, that the Company will be able to set forth a satisfactory plan to the Panel to come back into compliance with the NASD Marketplace Rules and to maintain its listing on Nasdaq's SmallCap Market.

If the Panel determines that the foregoing is not sufficient to permit the Company to maintain its continued listing requirements, the inclusion of the Company in the Nasdaq SmallCap Market will be terminated and trading in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, the Company's shareholders could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. For the Company to be re-listed on the Nasdaq SmallCap Market, it will be required to meet that market's initial listing requirements, among which are the following: (a) $4 million in net tangible assets, or $50 million market capitalization, or $750,000 of net income in latest fiscal year or 2 of last 3 fiscal years); (b) a public float of at least 1,000,000 shares (exclusive of officers, directors and 10% holders) with a market value of at least $5 million; (c) minimum bid price of $4 per share; (d) a minimum of three market makers; (e) a minimum of 300 shareholders.

If the Company's common stock is delisted from Nasdaq, its common stock may become subject to the penny stock rules. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker-dealer must

         - Deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market,
         - Provide the customer with current bid and offer quotations for the penny stock,
         - Disclose the compensation of the broker-dealer and its salesperson in connection with the transaction,
         - Provide the customer monthly account statements showing the market value of each penny stock held in the customer's account, and
         - Make a special written determination that the penny stock is a suitable investment for the customer and receive the customer's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the liquidity of penny stocks. If the Company's securities are subject to the penny stock rules, holders of the Company's securities may find it more difficult to sell their shares of the Company's common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

Exhibit
  No.    Description
3.1      Amended Articles of Incorporation, incorporated by reference to an
         Exhibit to Definitive Proxy Statement filed May 22, 1998.

3.2 Amended By-laws, incorporated by reference to an Exhibit to the Definitive Proxy Statement filed May 22, 1999.

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

10.9 Common Stock Repurchase Authorization, dated October 10, 2001, incorporated by reference to Exhibit in the Company's Current Report on Form 8-K filed October 17, 2001.

10.10 Appeal of Nasdaq Delisting notification, dated October 21, 2002, incorporated by reference of Exhibit in the Company's current report on Form 8-K filed November 14, 2002.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.       REPORTS ON FORM 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       ACTION PRODUCTS INTERNATIONAL, INC.


Date: November 14, 2002                         By: /s/ RONALD S. KAPLAN
      -----------------                             ----------------------------
                                                  Ronald Kaplan
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date: November 14, 2002                         By:  /s/ ROBERT L. BURROWS
      -----------------                             ---------------------------
                                                  Robert L. Burrows
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Ronald S. Kaplan, Chief Executive Officer of Action Products International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Action Products International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on the knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                            By: /s/ RONALD S. KAPLAN
-----------------------                                -------------------------
                                                   Ronald Kaplan Chief
                                                   Executive Officer

I, Robert L. Burrows, Chief Financial Officer of Action Products International, Inc, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Action Products International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on the knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002             By: /s/ ROBERT L. BURROWS
                                        -----------------------------------
                                    Robert L. Burrows
                                    Chief Financial Officer