Form 10KSB
period 2002-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2003-03-26
CIK 747435

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

or

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

000-13118
(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization	59-2095427 (I.R.S. Employer Identification No.)

390 N. ORANGE AVE., SUITE 2185 ORLANDO, FLORIDA (Address of principal executive offices)	32801 (Zip Code)

Issuer’s Telephone Number, including area code: (407) 481-8007

Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year were $6,429,300.

As of March 14, 2003, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $1,064,500.

As of March 14, 2003, there were 3,104,800 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format Yes [   ] No [X]

Introductory Comment

     Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “Action Products” and “our company” refer to Action Products International, Inc., a Florida corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Action Products Canada, Ltd.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     Action Products International, Inc. (NASDAQ: APII) is a brand-focused, educational toy company, we design, manufacture and market a diversified portfolio of educational and non-violent brands of toy products, to various retailing channels such as toy stores, specialty retailers, education outlets, museums, and attractions in the United States and throughout the world. We were originally incorporated, and began our operations, in New York in 1977, and relocated and re-incorporated in Florida in 1980 as a distributor of education oriented toys and children’s books, stationery and souvenirs, supplying museum gift shops. Under new executive leadership a new business model was developed and implemented around our toy and publishing businesses. From 1997 through 2002 we successfully developed or acquired and brought to market a core portfolio of proprietary branded product lines to replace sales of divested non-core lines. Our first internally-developed proprietary toy brand, Space Voyagers®, generated approximately $1.0 million in its first full year on the market. During the past three fiscal years, we have continued to develop other new proprietary products through internal development, licensing and acquisition. In October 2002 we began shipping our newest brand, Jay Jay The Jet Plane™, based on a PBS television show, videos and children’s books of the same name. Our business model is based on the expansion of core brands, while developing new brands through internal product development, favorable licensing agreements and prudent acquisitions. Our growth strategy is based on diversifying distribution channels, while creating and increasing brand equity.

     We sell our educational toy product lines under the umbrella name “Action Products™.” Our marketing and promotion communications focus on our individual brands such as, Space Voyagers®, Climb@tron™, I DIG DINOSAURS®, Woodkits™, Drop Zone Extreme®, Play & Store™ and Jay Jay The Jet Plane™. Products include action figures, play-sets, activity kits and various other toys with a strategic emphasis on non-violent and educational and fun topics such as Space, dinosaurs, science, and nature.

     The EarthLore® I DIG DINOSAURS® brand acquired in October 2000 continues to grow in popularity and contributed over $1.5 million to net sales in 2002. The introduction of the new Jay Jay The Jet Plane™ brand in the fourth quarter 2002 added another $0.4 million in net sales. Our other brands including Drop Zone Extreme™, Space Voyagers® and Play & Store™ contributed the remaining $4.5 million net sales in 2002.

     In addition to the development of internal brands, we actively pursue prudent acquisition opportunities and licensing arrangements. On October 2000, we acquired certain assets of Earth Lore Ltd., an award-winning, privately held Canada-based maker of popular educational excavation kits for children. The acquisition provided us with an appropriate product line extension, and channels of distribution that complemented our existing bases. In 2001, we acquired a license agreement with the developers of the PBS children’s show Jay Jay The Jet Plane™ to develop and launch our new Wooden Adventure System™ based on the episodes, videos and books of this popular children’s series. We launched this product line in the fourth quarter 2002 to popular reception from trade and consumers.

Industry Overview

   Market Opportunity

     The principal market for our products are consumers who purchase through retail specialty toy stores or the toy departments of national and regional retail chains, museum gift and education stores, and, to a lesser extent, through catalogs or over the Internet. We currently compete primarily in the preschool and elementary school categories in the United States and international consumer markets. We believe we are well positioned to continue to grow faster than the markets we participate in and to capture a significant share of these markets.

     We believe two major trends are driving increased spending on educational products and redefining our markets. First, parents are concerned about the education of their children including the important influence of safe and positive play. This concern is influenced by a number of factors, including the growing pressures for children to excel in an increasingly knowledge-based society. Second, the increasing emphasis in the United States and internationally on generating interest in, and encouraging appreciation of, science and our world. We believe that these trends provide us a significant market opportunity.

     The NPD Group estimates the U.S. toy industry had (excluding video games) aggregate retail sales in 2002 of $20.3 billion. Our product lines are targeted at the action figure, building sets, learning and exploration, and arts and crafts categories which comprised $4.6 billion of the total. Those categories grew a combined one (1) percent from 2001 to 2002 in spite of an overall 3 percent decline in total industry sales for the same period. Worldwide toy sales were $54.7 billion in 2000 according to NPD Worldwide. Several of our product lines including I Dig™, Climb@Tron™ and Space Voyagers® appeal to international customers. We expect our foreign sales which totaled approximately $0.5 million in 2002 to grow in the future

   Our Market Position

     We believe we are well positioned to capitalize on the increased emphasis on education and the trend towards encouraging children’s interest in positive play and their world surroundings. We believe our innovative products meet this increasingly important market need. Unlike promotional toys, our products emphasize quality and a healthy alternative for consumers looking for solutions to negative influences of less positive play patterns.

Our Business Strategy

     Our goal is to become the leading provider of educational, non-violent toys for ages 2-10 through specialty retailers in the U.S. and international markets by:

     Strengthening our distribution channels. We have the potential of reaching a significantly greater number of toy retailers than we have achieved to date. At year end of 2002 market penetration, particularly in the specialty toy retail channel, was less than 50 percent of the total of approximately 2,500 outlets. During the latter part of 2002, management implemented several changes in our sales organization intended to upgrade our capabilities to better implement our sales strategies and programs targeted to increase penetration in the retail store channel. Sales programs now include a loyalty program for independent toy retailers (using freight and payment dating incentives); cost efficient merchandising, easy to try brand assortments, and a dealer communication program to better position APII and APII brands with retail dealers. Plans are underway to better train dealers and their retail sales staff on the attributes of our brands. These programs are designed to assist with two core distribution objectives. First to increase dealer support for our brands thereby increasing market penetration, and second to increase sell-through for our dealers. Additionally we believe we are not limited to traditional toy and other large discount retailers for distribution of our products. We plan to increase distribution of our products through independent specialty toy retailers, museums, zoos and attractions, the education industry suppliers, as well as select national and regional retail chains.

     Increasing our product offerings to our target markets. We will introduce and ship new products this year in our key core brands such as Jay Jay The Jet Plane™, Space Voyagers® and Climb@Tron™. We will continue to enhance our products and lines through the design, development and acquisition of new product offerings of educational/non-violent toys in the preschool and elementary school categories.

      We will also identify suitable acquisition candidates, with established brands, which we believe will benefit our dealers and consumers resulting from the synergies of combined sales and supply chain management.

     Expanding our presence in international markets. We have already successfully marketed several of our products in international markets but we have only recently begun to focus on this area. Our international net sales were approximately $0.5 million in 2002. We expect our sales from international markets to grow and to constitute a growing portion of our sales in the future. We plan to penetrate international consumer markets by using a combination of direct sales to retailers and distribution arrangements. For example, we have an established distribution relationship in the U.K., over a $2 billion toy market in 2000 according to NPD, and an established sales experience with major retailers in Canada. We will continue to develop these existing channels and selectively add new ones to increase our international sales potential.

     Expanding our products and sales through acquisitions. We executed an acquisition in late 2000 with the purchase of the Earth Lore, Ltd. assets. We will continue to evaluate acquisition opportunities that have the potential for significant cost synergies and provide our dealers complementary product lines that can be readily merged into our current supply, sales and distribution process.

Our Products

     Our products consist of toys and activity kits for children packaged and marketed under a diversified portfolio of brands. This mitigates the risks associated with single brand strategies and builds influence with our distribution channels as a provider of multiple best selling product lines designed to create long term sales streams for us and our retail dealers. We realize not all brands share equivalent sales, distribution or longevity potential, however we believe creating brand equity amongst a core of diversified brands is important to our long term success and in the best interest of our shareholders. Following are descriptions of several of our key brands:

   Jay Jay The Jet Plane™

     Based on the animated series currently airing on PBS and PBS Kids networks, the Jay Jay The Jet Plane Wooden Adventure System™ comprised of characters and accessories is designed specifically for children ages 3 to 6, using high quality wood. Wood play systems, some based on preschool properties such as Thomas & Friends™ and Bob The Builder™ have become a staple for children’s toy dealers throughout the World. Created in America, Jay Jay The Jet Plane is most often likened to the UK based “Thomas“property. Industry estimates indicate the sale of Thomas & Friends wood toys generate over $50 million for its manufacturer. As such, we believe there is good potential for our line of Jay Jay The Jet Plane Wooden Adventure System toys. The television reach for Jay Jay The Jet Plane is expanding internationally. We believe the international market for our Jay Jay toys will mirror the carriage of the television and video content on a country by country basis. We are still in the launch phase of this important product line with significant new product introductions planned throughout 2003 to 2005.

   Climb@Tron™

     Robots that climb up, down, around, and even upside down smooth surfaces like windows, mirrors and cabinets using powerful suction cups and vacuum technology and auto reverse action keep Climb@Tron going even after bumping into barriers.

   Kidz Workshop™

     Our Kidz Workshop line includes:

•	Learn Along Tools™ that promote imaginative positive role playing, and

•	Award winning EZ Build Projects™ that promote confidence-building, fun-to-assemble where one tool does it all; Kidz Workshop fits the bill for children of all ages. EZ Build Projects are winners of Dr. Toy’s 10 Best Socially Responsible Toys and 2002 100 Best Children’s Products awards.

   I Dig™ Excavation Adventures

     Our I DIG™ Excavation Adventures let children become modern day dinosaur hunters and archaeologists. Using steel tools, children dig through dust free “rock” to unearth replica dinosaur bones and Egyptian artifacts.

   Space Voyagers®

     Our Space Voyagers® line combines vehicles from the space programs of the past, present, and near future. This line of astronaut action figures and accessories is designed to appeal to both children and parents on two levels. The products are physically designed, decorated and packaged to appeal to the child’s sense of “cool” state-of-the-art figure based play with scenarios of risk and heroism. The absence of violence and the inherently educational attributes of space travel, science and discovery appeal to educated consumers.

Licensing

     We began the strategic use of licensed intellectual properties in 1998. In April, 2000, we signed a licensing agreement with Apollo Astronaut Buzz Aldrin to further develop and promote the Space Voyagers® brand. This license strengthens the brand’s exclusive market position as “the most authentic Space toys on Earth™”. The agreement expires in 2005 and is automatically renewable for five additional years.

     In December 2001 we signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a Wooden Adventure System™ and diecast metal collection under the Jay Jay

The Jet Plane™ name. The popularity of this PBS children’s cartoon made for a very successful launch of the product in the third quarter of 2002.

     In November 2002 we agreed not to extend our relationship with Thomas the Tank Engine™ past the current contract date of December 2002. The terms of the agreement allow us to sell off any remaining inventory through June 2003.

     We will continue to selectively seek out appropriate licensing agreements that support our objective to develop exclusive quality brands with long term sales growth potential.

Manufacturing, Logistics and Other Operations

     Our manufacturing and operations strategy is designed to maximize the use of outsourced services and to concentrate our internal resources on product development, sales and marketing. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. We use several OEM contract manufacturers to source components and build finished products to our specifications. We currently use approximately 18 contract manufacturers located in Hong Kong and China to build our finished products, which are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies.

     During 2002 our largest single manufacturer supplied 18% of our products and our top three manufacturers combined supplied a total of 40% of our products.

     Based on our net sales in 2002, major retailers and international distributors took title to approximately 15% of our products directly from our manufacturing facilities. However, the majority of our products are shipped directly to our warehouse in Ocala, Florida and are later shipped to meet the demands of our major U.S. retailers and our smaller retailers and distributors throughout the U.S.

Marketing, Sales and Advertising

     We exhibit our product lines at toy, gift and related industry trade shows. Our most important trade show is the American International Toy Fair held in New York City in February. At the 2002 Toy Fair, we introduced the newly licensed Jay Jay The Jet Plane Wooden Adventure System™, Kidz Workshop™ plus expanded I Dig™, and Drop Zone Extreme™ product lines.

     We sell our product lines through a network of manufacturer representative firms and a small internal, direct-sales department. Our direct sales department includes a team that focuses on selling to our original customer base in the attraction and museum categories. Our sales department also has a customer service team that manages and supports our retailers and the manufacturer representative firms with marketing collateral, product information, order processing and selected customer presentations.

     We capitalize on strategic marketing campaigns, point of purchase displays and creative package design to build brand equity and promote product sell-through. We partner with our retail customers nationally to sponsor I Dig Dinosaurs Play Days, featuring a dinosaur dig site allowing groups of children to participate in a live product demonstration. We also continued our in-store Woodkits Fixture Program, placing new merchandise racks in retail outlets throughout the U.S. and Canada. Retailers ordering a prescribed assortment and quantity of wood kit products are eligible for this program.

     Trade advertising remained a core marketing tool in 2002. We placed ads throughout the year in trade publications including Playthings, The Toy Book, Specialty Retailer, the Museum Store magazine, and publications of the American Specialty Toy Retailers Association (ASTRA). Through a cross marketing arrangement our Jay Jay The Jet Plane Wooden Adventure System™ is advertised to consumers in Jay Jay story books published by the Price Stern Sloan division of Penguin Putnam Publishing. Other cross marketing arrangements are under discussion on Jay Jay and other brands.

Sales and Distribution

     We service customers in all fifty U.S. states and the District of Columbia, and export to a number of foreign countries including the United Kingdom, Spain, Canada and Japan.

     Our management focuses its efforts on growing our customer base by increasing our penetration and presence in new and existing distribution channels. Museum stores and attractions throughout the U.S. and around the world served as our primary customer base since the inception of our company. While this niche provided us with a solid foundation for growth, we have successfully expanded our distribution to national toy stores, specialty retailers and other available retail outlets. Certain specialty retailers emulate the mass-market retailers with multiple-outlet volume buying, which results in reduced processing costs per order. We have a well diversified customer base including some of the major toy retailers in the U.S. and Canada. These large customers which include FAO Inc., TJ Max, Marshall’s, Ross Stores, Toys “R” Us, Target Stores, Disney, Hammacher Schlemmer and Sears (Canada), accounted for slightly less than 40% of our net sales in 2002.

     Our sales team seeks to work in conjunction with store buyers from our key retailers to forecast demand for our products, develop the store floor footprint, secure retail shelf space for our products and agree upon pricing components, including cooperative advertising allowances. The large retail chains generally provide us with a preliminary forecast of their expected purchases of our products. While these and subsequent forecasts are not contractually binding, they provide important feedback that we use in our planning process throughout the year. We work closely with our key retailers during the year to establish and revise our expected demand forecasts and plan our production and delivery needs accordingly. Most retailers issue purchase orders to us as they need product. Based on these purchase orders, we prepare shipments for delivery through various methods. For large retail chains, we generally deliver our products directly to these retailers’ warehouses from our manufacturing factories. For our smaller retailers, we generally ship our products to our warehouse in Florida, and from there to the retailers’ respective locations. We sell to smaller volume retail stores through a combination of sales representatives and direct salespeople.

     Our distribution strategy is focused on the specialty retail and selected mass market channels. This includes selectively differentiating the products we distribute through each channel to address the divergent pricing, packaging and merchandising requirements of customers in the specialty and mass market channels.

International Operations, Sales and Manufacturing

     On September 28, 2000, we formed Action Products Canada, Ltd., a wholly owned Canadian subsidiary, for the purpose of acquiring substantially all of the assets including, but not limited to, patents, pending patent applications, trademarks, brand names, customer lists and inventory and assuming certain liabilities of Earth Lore, Ltd. (“EarthLore”), a Canadian toy manufacturer located in Winnipeg, Manitoba. The primary reason for this transaction was to obtain Earth Lore’s rights and market share in the “I Dig Dinosaurs” line of toys. These toys are educational and non-violent and complement our other product offerings. On October 15, 2000, the acquisition was completed and was accounted for using the purchase method of accounting for business combinations. Following completion of the acquisition we implemented a plan to exit certain Canadian production and distribution activities by integrating the acquired assets and distribution activities into our facility in Florida. Production of the EarthLore products was successfully transferred at the end of December 2001, to a cost effective and reliable foreign source with a successful track record manufacturing other products in our line.

     Overall revenues from our international sales represented approximately $0.5 million or 8% of our total revenues in 2002. Over 18% of international sales were made in Canada. Revenues from other international customers still represent a limited percentage of our total revenues.

     Although we have formal international distributor relationships/agreements for The United Kingdom, we also sell to other international accounts and distributors on a direct basis without formal exclusive distribution arrangements.

     In general, international sales are subject to inherent risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. Our products are produced by approximately 20 outside manufacturing companies in the U.S., Hong Kong and China, and are imported directly by us as finished goods. Though we did experience some delays in shipment this fall due to a prolonged work stoppage at 28 west-coast shipping ports, the effect was mainly a delay in sales and over the long term will not have a materially adverse effect on the business. We do not expect this event to reoccur any time soon, nor do we expect to be impacted by any of the other risks listed above. There are no assurances that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and goodwill. We experience minimal currency risk because these foreign sourcing transactions are conducted using U.S. dollars.

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

Competition

     Our business is highly competitive and we compete with various toy manufacturers, importers and distributors, such as DSI, Inc. and Learning Curve International, Inc. Our ability to compete successfully is based upon our core competencies, including our experience in conceptualizing and developing quality toys that are themed as non-violent and educational, our unique ability to perform a wide range of specialized “same day” shipment on most domestic orders and outstanding customer service. Our manufacturer representative firms and in-house sales professionals maintain regular and close contact with direct customers. Our reputation, customer service and unique brand offerings enable us to build and maintain customer loyalty.

Intellectual Property

     Our products are sold and protected under trademarks, service marks, trade names and copyrights, and a number of those products are produced using a patented method. We consider our intellectual property rights to be important assets in that they provide product recognition and protection. Our products are also protected in as many other countries as allowed by trademark, copyright and patent laws to the extent that such protection is available and meaningful. We believe our rights to these properties are adequately protected, but we cannot assure you that our rights can be successfully asserted in the future or that such rights will not be invalidated, circumvented or challenged.

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

     Our products are rated according to the; American Society of Testing and Materials (ASTM) safety protocol adopted by the United States and the EN-71 safety protocol adopted by the European Community. In addition, we expect to certify our products according to the Japanese Toy Association safety criteria for consumer products. We also voluntarily comply with certain standards established by the ASTM. Although compliance with this much stricter standard is completely at the discretion of the manufacturer, it is our firm policy that our toys meet this superior level of safety. We also maintain a quality control program to ensure product safety compliance with the various federal, state and international requirements. Our membership in the Toy Manufacturer’s Association provides an important resource to remain informed of the latest safety guidelines.

     Notwithstanding the foregoing, there can be no assurance that all of our products are or will be hazard free. Any material product recall could have an adverse effect on us, depending on the product, and could affect sales of our other products.

Personnel

     As of December 31, 2002, we had 21 full-time employees worldwide, including 2 executive officers, 6 sales and customer support personnel, 9 marketing, development, and distribution personnel and 4 administrative personnel. We also offer our employees a benefits package that includes health and life insurance plans, an employee stock ownership plan, a 401(k) plan and an employee-contributed IRC Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with us for at least a one-year period following termination of their employment. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

     Our corporate headquarters are located in Orlando, Florida, where we lease a 3,000 square foot suite in the downtown Orlando business district, staffed by executive, sales, marketing, product development, importing and graphics personnel. The five year lease expires November, 2003, lease payments due for the remainder of the term are approximately $64,000. If we do not renew this lease, we believe that alternative space is available on comparable terms and relocation costs would not be material.

     In addition, we own a distribution facility in Ocala, Florida. The Ocala facility, which we have owned for over twenty years and houses our distribution center, is comprised of a 35,000 square foot mixed use building and 2.5 acres of land. This facility which is situated in an industrial park comprised of similar facilities is expected to be sufficient to meet our current warehousing and distribution needs.

     The property is encumbered by a mortgage, the principal balance of which, as of December 31, 2002, was $673,000 and may be prepaid at any time without penalty. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. A balloon payment of approximately $513,500 is due in 2008.

     The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, we maintain a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2002, the Company was not in compliance with the debt service coverage and debt to net worth covenants. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve month period ending December 31, 2003.

     There are no current plans to renovate or expand the facility. We follow a course of regular repair and maintenance to the structure and fixtures that keep the facility in good operating condition. In addition we maintain sufficient insurance to effect the replacement or repair of the facility.

     We transitioned the production operations in December 2001 and vacated the leased Canadian facility at the end of March 2002 as part of our operational consolidation and outsourcing of production.

ITEM 3. LEGAL PROCEEDINGS

     We have filed a complaint against certain parties related to various causes of action involving breaches of confidentiality related to our attempted acquisition of assets of a toy manufacturer. We are also party to certain other legal proceedings, none of which, individually or in the aggregate, are deemed to be material to our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the Nasdaq SmallCap Market under the symbol “APII.” The following table represents the range of the high and the low bid quotations, as reported by the Nasdaq Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2001 and 2002. These quotations represent prices between dealers, may not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High

March 31, 2001	$1.09	$2.75
June 30, 2001	$1.25	$2.10
September 30, 2001	$0.75	$1.65
December 31, 2001	$0.51	$1.03
March 31, 2002	$0.69	$1.96
June 30, 2002	$1.19	$1.64
September 30, 2002	$0.93	$1.60
December 31, 2002	$0.87	$2.48

     On March 14, 2003, the closing price of our common stock was $1.20 and we had approximately 575 record owners of our common stock.

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

Recent Sales of Unregistered Securities

     In November 2002, we sold to Ronald Kaplan, our Chairman and Chief Executive Officer, and Elissa Paykin, Ronald Kaplan’s sister and daughter of Warren Kaplan and Judith Kaplan, two of our directors, a total of 1,036,300 shares of common stock at $0.579 per share pursuant to the exercise of previously issued warrants.

     The shares were issued in a private placement, exempt from registration under the Securities Act of 1933, by virtue of Section 4(2) under the Act and are subject to the applicable resale restrictions. We received total proceeds of $600,000 from the exercise of the warrants.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2002 and 2001 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

     When used in conjunction in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in “Factors that May Affect Future Results and Market Price of Our Stock” of this Item 6.

General Overview

     In 1999, we shifted our focus from being a distributor of other manufacturers’ toys and published products towards the development, establishment and distribution of our own proprietary brands and products. Our strategy is to continue broadening our collection of brands through internal development, licensing and acquisitions. Proprietary brands allow us to better control costs, maintain margins and secure favorable relationships with the most prominent sales and retail organizations in the toy industry.

     We develop brands by introducing new products based on market research and extending our strongest product lines. In 2001, we developed a broad line of themed educational toys with the name Play & Store™ to fill, what we believe to be, an overlooked niche in the specialty toy industry and we improved the line further with new products in 2002. We also introduced a Wooden Adventure System™ with the Jay Jay The Jet Plane™ name under a license agreement with Porchlight Entertainment. Our product development objective is to develop a solid diversified portfolio of proprietary brands to drive top line revenues.

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

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include Revenue Recognition, Inventory Valuation and Recoverability of Goodwill and Intangible Assets.

   Revenue Recognition

     We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels and actual allowances for defective products.

   Inventory Valuation

     Inventory is valued at the lower of cost (determined by the first-in, first-out method) or market. Based upon a consideration of quantities on hand, actual and anticipated sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in us underproducing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded when deemed necessary.

   Intangible Assets

     The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, goodwill is no longer amortized but, instead, is tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Management believes, based on the testing performed during 2002, that goodwill is not impaired.

     We assess the recoverability of other intangible assets if facts and circumstances suggest that their carrying amount may have been impaired. In making its assessment, the Company gives consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets, and other factors that may affect the recoverability of such assets. If such an assessment indicates that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets is reduced.

Results of Operations

     Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

     Net sales decreased by $1,742,300 or 21% to $6,429,300 in fiscal 2002 from $8,171,600 in fiscal 2001. This decrease in annual sales, our first in over six years, is a result of a decrease in sales of our Climb@Tron™ line and continued weakness in the retail market. The markets principally affected by the slower economy were the museum, theme park, specialty gift and international customer segments. Sales in our core toy retail channels grew slightly compared to the 2001 levels. Another contributing factor was the delay into October of the launch of Jay Jay The Jet Plane ™, due to the aforementioned west coast shipping port work stoppage.

     Gross profit decreased by $1,398,600 or 37% to $2,413,900 in fiscal 2002 from $3,812,500 in fiscal 2001. As a percentage of sales, gross profit decreased to 38% in fiscal 2002, compared to 47% in fiscal 2001. The decrease in gross profit is attributable principally to the decrease in sales discussed above. The decrease in gross profit percentage was attributable to; sales promotions using free and discounted freight incentives to stimulate specialty retailer orders; royalties for licensed products and a higher proportion of sales to chain and discount retailers with special pricing terms.

     Selling, general and administrative (SG&A) expenses were $3,640,400 and $4,424,700 in fiscal 2002 and 2001, respectively. The $784,300 or 18% decrease in SG&A expenses is due primarily to the following:

•	Advertising and promotion decrease of $116,000 due to lower catalog printing costs, tradeshow and advertising expenses

•	Compensation decrease of $182,000 due to reductions in staffing

•	Doubtful accounts expense decrease of $322,000 due to credit insurance coverage and improved credit and collections procedures; and

•	Facility, commission and professional fees decrease of $110,000

     Interest expense related to current and long-term debt was $119,100 and $154,700 in fiscal 2002 and 2001, respectively. The $35,600 decrease is due primarily to lower balances carried on the line of credit and lower interest rates during fiscal 2002.

     Other income/(expense) was $20,200 and $149,000 in fiscal 2002 and 2001 respectively. The decrease was primarily attributable to a decrease in interest and service charge income and a one time adjustment for integration expenses in 2001.

     Net Loss in fiscal 2002, as a result of the foregoing, was $1,305,900 or $0.57 per share compared to a net loss of $455,500 or $0.21 per share in fiscal 2001.

Liquidity and Capital Resources

     As of December 31, 2002, current assets were $2,792,300 compared to current liabilities of $1,508,200 for a current ratio of approximately 1.85 to 1 compared to 1.73 to 1 as of December 31, 2001.

     We had cash and cash equivalents of $563,400 and $482,800 in fiscal year 2002 and 2001 respectively, representing an $80,600 increase.

     We had net cash flows used in operations of $138,400 in fiscal 2002 compared to net cash flows used in operations of $741,100 in fiscal 2001, representing a decrease of $602,700. Principal sources of liquidity from operating activities for the fiscal year 2002 were; a refund of prior year federal income tax payments resulting from allowable net operating loss carry backs of $150,300; decrease in inventory balances of $594,400 resulting from prudent inventory purchase practices; and decrease in accounts receivable and an increase in accounts payable of $476,000 and $266,500 respectively due to lower sales and scheduled inventory purchases. Principal uses of cash from operating activities for the fiscal year 2002 were: an increase of $532,100 in other assets due mainly to product development costs associated with the launch of Jay Jay The Jet Plane ™ which will decrease in future periods and a reduction of $189,300 in accrued expenses reflecting payment of costs associated with the decommissioning of the Canadian production facility.

     Principal sources of cash from investing and financing activities during fiscal 2002 were: proceeds from the exercise of common stock warrants of $600,000 related to 1,036,300 warrants issued in 1998 to related parties in exchange for the settlement of notes payable; and the collection of stock subscriptions receivable in their entirety of $520,500. Principal uses of cash from investing and financing activities during fiscal 2002 were: $776,900 for repayment of line of credit borrowings; purchase of treasury stock for $47,300; and repayment of mortgage principal and capital lease obligations of $52,200.

     At December 31, 2002, we had $915,800 of borrowings under our line of credit (“the Revolver”), a decrease of $776,900 from $1,692,700 as of December 31, 2001. The high balance in 2001 was due primarily to the purchase of inventories and payment of liabilities assumed in association with the acquisition of Earth Lore Ltd. Under the credit agreement for the Revolver, we are subject to financial covenants related to the maintenance of certain asset balances and financial ratios. The borrowing limit under the Revolver is $2,000,000. The eligible borrowing balance at December 31, 2002 was $1,265,300. Interest is payable monthly at the financial institution’s prime rate (4.25% as of December 31, 2002). The Revolver matures on June 30, 2003 at which time we intend to extend the credit agreement.

     We extend credit to our customers, generally on terms which require payment within 30 days. Some customers participate in an accounts receivable dating program, pursuant to which payments for products are delayed for up to 90 days. We believe this is consistent with normal practices in the industry. As we have expanded our customer base to include more mass-market and specialty retailers, the risk of larger uncollectable accounts receivable has increased. To mitigate this risk, effective March 1, 2001, we obtained a business credit insurance policy to cover the majority of our accounts receivable through a Standard & Poors rated insurance company.

     We also had, at December 31, 2002, a capital lease obligation in the amount of $176,300 payable in monthly installments, collateralized by certain tangible equipment. The lease will mature and be fully paid in December 2004.

     As of December 31, 2002, $673,000 of long-term debt consisted of a mortgage payable to a commercial bank. The mortgage is collateralized by real estate and improvements, amortized assuming a twenty-year term, with ten years of monthly principal and interest payments, then a balloon payment due in 2008.

     Other long-term liabilities were comprised of deferred revenue associated with a non-compete agreement, and deferred income taxes.

     During 2002, we recorded depreciation and amortization of approximately $414,100 compared to $645,500 for fiscal 2001. The decrease in depreciation and amortization is mainly attributable to the outsourcing of the Canadian facility. In addition, we invested $25,100 and $101,100 in the acquisition of new property and equipment in 2002 and 2001, respectively.

     Shareholders’ equity at December 31, 2002 decreased by $205,900 to $3,001,100 compared to $3,207,000 at December 31, 2001, due primarily to the net loss, which was partially offset by the equity infusion from the exercise of common stock warrants and repayment of stock subscriptions receivable in the fourth quarter 2002.

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

     The following table summarizes our outstanding borrowings and long-term contractual obligations at December 31, 2002, and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period

Contractual		On or prior to	January 1, 2004 to	January 1, 2005 to
Obligations	Total	12/31/03	December 31, 2004	December 31, 2008

Credit Facility*	$915,800	$915,800	—	—

Mortgage	673,000	22,800	24,500	625,700

Long-Term Debt	176,300	85,800	90,500	—

Total Contractual
Cash Obligations	$1,765,100	$1,024,400	$115,000	$625,700

*	Credit facility matures on June 30, 2003

Liquidity Considerations and Management’s Planned Actions

     We have formulated certain planned actions and taken various steps toward mitigating the effect of the accumulated deficit at December 31, 2002 as well as attaining profitable operations and improving our cash flows. The plans and steps taken include, among other things, the following:

•	We anticipate improving our working capital position through the infusion of additional equity investment.

•	We implemented a cost containment program in 2002. We anticipate $0.7 million in annual savings by reducing selling, general and administrative expenses.

•	In November 2002, members of the Kaplan family paid to us $520,500 to pay off all outstanding subscription receivables and exercised outstanding warrants resulting in proceeds of approximately $600,000.

Seasonality and Quarterly Results of Operations

     Our business is subject to significant seasonal fluctuations. Historically the substantial majority of our net sales and net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales, such as:

•	the holiday shopping season;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season; and

•	timing of introductions of new products.

     The following table sets forth selected unaudited quarterly statement of operations information for 2001 and 2002. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. We have been unprofitable in the last two years with the majority of the losses occurring in the first and second quarters when less than 50 percent of our sales are recognized. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

Fiscal Year Ended December 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$1,657,700	$1,613,300	$2,218,400	$2,682,200	$8,171,600

Gross profit	792,800	689,700	1,009,900	1,320,100	3,812,500

Income (loss)
from Operations	(144,500)	(282,200)	(33,000)	(152,500)	(612,200)

Net income (loss)	$(242,500)	$(67,700)	$(76,700)	$(68,600)	$(455,500)

Fiscal Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$1,458,100	$1,479,600	$1,944,900	$1,546,700	$6,429,300

Gross profit	611,900	576,200	763,100	462,700	2,413,900

Income (loss)
from Operations	(395,600)	(336,200)	(47,400)	(447,300)	(1,226,500)

Net income (loss)	$(372,400)	$(379,700)	$(83,700)	$(470,100)	$(1,305,900)

Recently Issued Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). This statement amends SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the us beginning with our year ended December 31, 2003.

     We have elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

		2002	2001

Net income (loss)	As reported	$(1,305,900)	$(455,500)
	Pro forma	$(1,490,300)	$(510,000)

Factors that May Affect Future Results and Market Price of Our Stock

     We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-KSB.

   Factors Associated with our Business

     We incurred significant net losses in fiscal 2002 and 2001. If we continue to incur net losses, our ability to satisfy our cash requirements may be more difficult. We incurred net losses of approximately $1.3 million and $0.5 million in fiscal 2002 and 2001. There can be no assurance that we will return to profitability in the future. If we fail to generate operating income and net income, we could have difficulty meeting our working capital requirements.

     We have substantial cash requirements and may require additional sources of funds. Additional sources of funds may not be available or available on reasonable terms. We have substantial cash requirements in connection with our operations and debt service obligations. In addition, new product development, which is key to the success of our business, is cash intensive. If the cash we generate from our operations or from our other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds.

     Our credit facility matures in June 2003. While we intend to renew that credit facility, we cannot assure you that we will be able to do so on acceptable terms or at all. We also cannot assure you that any other required additional sources of funds would be available or available on reasonable terms. If we do not generate sufficient amounts of capital to meet our cash requirements at the times and on the terms required by us, our business will be adversely affected.

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

     Our customers’ inventory management systems may cause us to produce excess inventory that may become obsolete and increase our inventory carrying costs. Most of our largest retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by us and other suppliers, rather than maintaining large product inventories. These types of systems put pressure on suppliers like us to promptly fill customer orders and also shift some of the inventory risk from the retailer to suppliers. Production of excess inventory by us to meet anticipated retailer demand could result in our carrying obsolete inventory and increasing our inventory carrying costs. Similarly, if we fail to predict consumer demand for a product, we may not be able to deliver an adequate supply of products on a timely basis and will, as a result, lose sales opportunities.

     Returns and mark downs could impact our revenues. As is customary in the toy industry, we have historically permitted, on a minimum basis, certain customers to return slow-moving items for credit. We expect that we will continue to make such accommodations in the future. Any significant increase in the amount of returns could have a material adverse effect on our financial condition and results of operations.

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

     We are dependent on contracts with manufacturers, most of which are short-term. We conduct substantially all of our manufacturing operations through contract manufacturers, many of which are located in the People’s Republic of China (PRC), Hong Kong, Singapore and Taiwan. We generally do not have long-term contracts with our manufacturers. Foreign manufacturing is subject to a number of risks including, but not limited to:

•	transportation delays and interruptions,
•	political and economic disruptions,
•	the impositions of tariffs and import and export controls, and
•	changes in governmental policies.

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

There are specific risks associated with international sales. We have sold products to customers in the United Kingdom, Canada, Korea, Japan, Spain, Australia and New Zealand. We expect to augment our presence in international markets. Accordingly, our business, and our ability to expand our operations internationally, is subject to various risks inherent in international business activities. We may have difficulty in safeguarding our intellectual property in countries where intellectual property laws are not well developed or are poorly enforced. General economic conditions and political conditions of various countries may be subject to severe fluctuations at any time. Such fluctuations could hinder our performance under contracts in those countries or could hinder our ability to collect for product and services delivered in those countries. Unexpected changes in foreign regulatory requirements could also make it difficult or too costly for us to conduct business internationally.

     In addition, although we have normally been successful in stipulating that our foreign customers pay in U.S. dollars, any payment provisions involving foreign currencies may result in less revenue than expected due to foreign currency rate fluctuations. Other risks associated with international operations include:

•	import and export licensing requirements,

•	trade restrictions,
•	changes in tariff rates,
•	overlapping tax structures,
•	transportation delays,
•	currency fluctuations,
•	potentially adverse tax consequences, and
•	compliance with a variety of foreign laws and regulations.

     Any of the foregoing factors could have a material adverse effect on our ability to expand our international sales. Increased exposure to international markets creates new areas with which we may not be familiar and could place us in competition with new vendors. We cannot assure you that we will be successful in our efforts to compete in these international markets.

     We face potential liability from product safety claims. Products that have been or may be developed or sold by us may expose us to potential liability from personal injury or property damage claims by end-users of such products. We have never been and are not presently a defendant in any product liability lawsuit; however, we cannot assure you that such a suit will not be brought against us in the future. We currently maintain product liability insurance coverage in the amount of $1.0 million per occurrence, with a $2.0 million excess umbrella policy. We cannot assure you that we will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. The U.S. Consumer Products Safety Commission, or CPSC, has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The CPSC may exclude from the market goods it determines are hazardous, and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or we are found in the future to have violated any such law or regulation, the sale of the relevant product could be prohibited and we could be required to repurchase such products.

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

     There are risks related to our customers’ payment terms. The majority of our customers receive trade terms to which payments for products are delayed for up to 30 days and some receive up to 90 days, pursuant to various sales promotion programs. To reduce our exposure to uncollectible accounts receivable, in March 2001 we secured a business credit insurance policy to guarantee the majority of our accounts receivable. Although we have secured such a policy, the insolvency or business failure of one or more of our customers with large accounts receivable could have a material adverse affect on our future sales.

     Seasonality may affect our results of operations. Our sales have historically been seasonal in nature, reflecting peak sales in the third and fourth quarters and slower sales in the first and second quarters.

Risks associated with investing in us

     We expect our stock price to be volatile. The market price of the shares of our common stock has been, and will likely continue to be, subject to wide fluctuations in response to several factors, such as

•	actual or anticipated variations in our results of operations,
•	new services or product introductions by us or our competitors,
•	changes in financial estimates by securities analysts, and
•	conditions and trends in the consumer toy industry.

     The stock markets generally, and the Nasdaq SmallCap Market in particular, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating performance of those companies. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

     If our common stock is delisted from Nasdaq, liquidity in our common stock will likely be adversely affected. Our common stock is listed for trading on the Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, we must meet certain criteria, including one of the following:

•	maintaining $2,500,000 in shareholders’ equity,
•	having a market capitalization of at least $35,000,000, or
•	generating net income of $500,000.

     In addition, the minimum bid price of our common stock must be at least $1.00 per share and the market value of the public float must be at least $1,000,000. On March 14, 2003, our bid price was $1.15. As of December 31, 2002, we had shareholders’ equity of $3.0 million and did not satisfy the requirements for market capitalization or net income. The failure to meet Nasdaq’s maintenance criteria may result in the delisting of our common stock from Nasdaq, and trading, if any, in our securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, you could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

     If our common stock is delisted from Nasdaq, our common stock may become subject to the penny stock rules. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker-dealer must:

•	deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market,
•	provide the customer with current bid and offer quotations for the penny stock,
•	disclose the compensation of the broker-dealer and its salesperson in connection with the transaction,
•	provide the customer monthly account statements showing the market value of each penny stock held in the customer’s account, and
•	make a special written determination that the penny stock is a suitable investment for the customer and receive the customer’s written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the liquidity of penny stocks. If our securities are subject to the penny stock rules, you may find it more difficult to sell your shares of our common stock.

     Our officers and directors control a large percentage of outstanding stock and may be able to exercise significant control. Our current officers and directors beneficially own approximately 65% of our common stock on a fully diluted basis. As a result, current management will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

     We have implemented anti-takeover provisions that could prevent an acquisition of us at a premium price. Certain provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a take-over attempt of us. We are subject to the “affiliated transactions” and “control share acquisition” provisions of the Florida Business Corporation Act. These provisions require, subject to certain exceptions, that an “affiliated transaction” be approved by the holders of two-thirds of the voting shares other than those beneficially owned by an “interested shareholder” or by a majority of disinterested directors. Voting rights must also be conferred on “control shares” acquired in specific control share acquisitions. Lastly, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined form time to time by our board, of which all shares remain without designation and available for issuance. We include such preferred stock in our capitalization in order to enhance our financial flexibility. However, the issuance of large blocks of preferred stock may have a dilutive effect with respect to existing holders of our common stock.

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

     The issuance of additional shares of common stock or the exercise of outstanding options and warrants will dilute the interests of our shareholders. As of March 14, 2003, we had 3,104,800 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 11,895,200 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders. Further, if all our outstanding options and warrants are exercised, we will have approximately 3,637,100 shares outstanding. Thus, the percentage of shares owned by all existing shareholders will be reduced proportionately as options and warrants are exercised.

Additional Information

     We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission; we file reports, proxy statements and other information. You may inspect such reports, proxy statements and other information at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov or call (800) SEC-0330.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this item are set forth on pages F-1 to F-18 and are incorporated herein by this reference.

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

Name	Age	Title

Ronald S. Kaplan	37	Chairman of the Board and President/
		Chief Executive Officer, Chair of Nominating Committee (1)
Robert L. Burrows	48	Chief Financial Officer and Secretary/Treasurer
Neil Swartz	41	Director (2)
Judith Kaplan	64	Director (1)
Warren Kaplan	65	Director
Scott Runkel	55	Director, Chair of Audit Committee (2)

(1)	Member of Nominating Committee

(2)	Member of Audit Committee

     Our Board of Directors held four meeting(s) during its fiscal year ended December 31, 2002 and took action one time by written consent.

Committees of the Board of Directors

     Our Board of Directors has established an Audit Committee and a Nominating Committee. The independent members of the Audit Committee are Neil Swartz and Scott Runkel, with Mr. Runkel serving as the chairman of such committee. The members of the Nominating Committee are Ronald Kaplan and Judith Kaplan, with Mr. Ronald Kaplan serving as the chairman of such committee. The functions of the Audit Committee are to annually recommend to our Board the appointment of independent public accountants, discuss and review the scope and fees of the prospective annual audit, review the results thereof with the independent public accountants, review and approve non-audit services of the independent public accountants, review compliance with existing major accounting and financial policies relative to the adequacy of our internal accounting controls, review compliance with federal and state laws relating to accounting practices and review and approve transactions, if any, with affiliated parties. The functions of our Nominating Committee are; the review of qualifications of potential nominees for election to the Board of Directors and recommending the nominees to the Board for such election. Shareholders may make nominations for the election of directors by delivering notice in writing to the Secretary in accordance with the instructions contained in Article XVII of our Bylaws.

Background of Management

     Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

     Ronald S. Kaplan, Chairman of the Board and Chief Executive Officer. Ronald Kaplan has served as our Chairman of the Board and President/Chief Executive Officer since January 1996. He is the son of our founders and two of our directors Judith Kaplan and Warren Kaplan.

     Prior to joining our Company, Mr. Kaplan’s professional experience includes retail store operations and service in the United States Army where held a secret clearance level. Prior to becoming CEO he managed Logo America an apparel and promotional products sales and manufacturing business.

     Robert L. Burrows, Chief Financial Officer and Secretary. Robert L. Burrows has served as our Chief Financial Officer and Secretary since July, 2001. Mr. Burrows is a graduate of the University of Virginia with a Bachelor of Science degree in accounting and finance. He also holds an MBA from the Rollins College — Crummer School of Business. Prior to joining our company he held various accounting and finance positions with General Electric and Lockheed Martin. From 1991 through 1996 he held various financial and operational positions, including Division Vice President of HBO & Company a leading developer and marketer of healthcare software systems. From 1996 through 1998 he served as Chief Operating Officer for Quadramed Corp. a publicly held Nasdaq listed company and CEDCO Publishing a privately held gift and stationery book publisher. From 1999 through 2001 he served as Chief Financial Officer of Lawgic Publishing a venture funded internet application service provider of intelligent legal software.

     Neil Swartz, Director. Mr. Swartz founded MCG Partners, Inc., a merchant banking firm based in Boca Raton, Florida in early 1999 and serves as Chairman. Mr. Swartz served as the Chairman, President and Chief Executive Officer of a software company, which he took public on the Nasdaq Small Cap Market, from 1989 to 1998. He is a CPA and received his B.S. degree in accounting from Northeastern University.

     Judith Kaplan, Founder and Director. Judith Kaplan, currently a Director, served as our Chairperson of the Board since our inception in 1980 until December 31, 1995. Ms. Kaplan also served in various other executive capacities over the years, namely, President (‘80-’87), Secretary (‘80-’97), Chief Executive Officer (‘80-’95), Chief Financial Officer (‘80-’98) and Treasurer (‘80-’91). She is the mother of Ronald Kaplan and wife of Warren Kaplan.

     Warren Kaplan, Founder and Director. Warren Kaplan, currently a Director since December 2002, served as our president for many years prior to 1996 before becoming a Managing Partner of Kaplan Asset Management. Mr. Kaplan has over 40 years experience in investment banking, asset management and business operations. He holds a BBA from CUNY. He is married to Judith Kaplan.

     Scott Runkel, Director. Scott Runkel is the Chief Financial Officer of Gencor Industries Inc. (GCRX) a $70 million leading manufacturer of heavy machinery used for the production of highway construction materials, based in Orlando, Florida. Mr. Runkel has over 30 years experience as a financial executive. Previously Mr. Runkel was an Audit Partner and Director of Entrepreneurial Services at Ernst & Young. He was also a partner and co-founder of Curry & Runkel Financial Services, a firm specializing in financing and consulting for privately owned businesses. He received his B.A. degree in accounting from the University of Wisconsin-Oshkosh, and is a CPA. Mr. Runkel chairs the company’s audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the Commission and Nasdaq initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by the Commission’s regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners were current with the exception of Form 4 filings for two officers regarding the grant of stock options in December 2002. The Form 4 filings have subsequently been submitted.

ITEM 10. EXECUTIVE COMPENSATION:

     The following table sets forth the aggregate compensation paid to Ronald S. Kaplan, Ronald Tuchman and Robert Burrows (the “Named Executive Officer”) by the Company. Except as set forth in the table below, no bonuses or other compensation was paid during the 2002, 2001, or 2000 fiscal years.

Summary Compensation Table
Annual Compensation

				Other Annual
			Annual	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)

Ronald Kaplan, CEO	2002	$130,000	$—	$6,000
	2001	$130,000	$—	$6,000
	2000	$105,000	$—	$6,000
Ronald Tuchman, President[2]	2002	$93,500	$—	$5,500
	2001	$113,500	$—	$5,000
Robert Burrows, CFO[3]	2002	$110,000	$—	$—
	2001	$50,800	$—	$—

(1)	Includes value of use of automobile
(2)	Mr. Tuchman relinquished his position as President in July 2002 and resigned as an Officer and Director February 2003
(3)	Mr. Burrows became CFO in July 2001

     Ronald Kaplan was promoted to Chief Executive Officer and Chairman of the Board of Directors as of January 1, 1996. As of July 2002, Mr. Kaplan reacquired his position as President from Ronald Tuchman. As of March 2003, Mr. Kaplan’s annual salary is $130,000 plus the use of an automobile. Mr. Burrows’ annual salary is $110,000.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending December 31, 2002:

		Percentage of Total
	Number of Shares	Options Granted to
	Underlying Options	Employees During	Average Exercise
Name	Granted	Fiscal Year	Price Per Share	Expiration Date

Ronald Kaplan	150,000	35.6%	$2.50	12/2004

Ronald Tuchman	—	—	—	—

Robert Burrows	75,000	17.8%	$2.50	(1)

(1)	Options expire in equal installments in December 2004, 2005 and 2006.

Aggregated Option/SAR Exercises and Year End Option/SAR Values in Last Fiscal Year

     The following table sets forth the aggregate of options exercised in the year ended December 31, 2002 and the value of options held at December 31, 2002.

Option/Warrant Exercises/Option/Warrant Values

			Number of Securities	Value of Unexercised In-
	Shares		Underlying Unexercised	the-money
	Acquired		Options/Warrants at	Options/Warrants At
	on	Value	Fiscal Year End	Fiscal Year End
Name	Exercise (#)	Realized ($)	Exercisable/Un-exercisable	Exercisable/Un-exercisable

Ronald S. Kaplan	829,000	$556,300 (1)	150,000/0	$0/$0
Robert Burrows	0	$0	25,000/50,000	$0/$0

(1)	The dollar value was calculated by determining the difference between the fair market value at fiscal year-end of the common stock underlying the options/warrants and the exercise prices of the options/warrants. The last sale price of a share of the Company’s common stock on December 31, 2002 as reported by Nasdaq was $1.25. The unexercised options are out-of-the-money.

Long-Term Incentive Plans

     As of December 31, 2002, we did not maintain any long term incentive plans.

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

Employee Contracts, Termination Agreements, Changes in Control

     We do not have an employment agreement with any of the executive officers named in the Summary Compensation Table. We had an employment agreement with Ronald Tuchman which was terminated by mutual agreement in February 2003. We have no agreements, plans or arrangements with respect to any of the executive officers named in the Summary Compensation Table for our change in control or as a result of such officer’s resignation retirement or termination.

Other

Employee Stock Ownership Plan

     On April 23, 1984, the Company adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP qualifies for special tax benefits under the Internal Revenue Code. Under the ESOP, we, at the discretion of our Board of Directors, may make an annual contribution to a trust that purchases our stock from us for the benefit of employees who have completed at least 1,000 hours of work during the fiscal year. Employer contributions under the ESOP are allocated to each employee’s account on a pro-rata basis according to the total compensation paid to, and the number of years of service by, all eligible employees. An employee becomes 100% vested in the ESOP following 5 years of plan eligibility. As of December 31, 2002, there were 13,841 shares of common stock held by our ESOP trust.

401(k) Plan

     Effective October 3, 1986, we adopted a Voluntary 401(k) Plan. All employees are eligible for the plan. Previously, employees who have worked for us for 18 months are currently eligible for a 34% match of their subsequent contributions; however, this policy was suspended as of January 1, 2003. Benefits are determined annually. The lowest 66% of paid employees may contribute the lesser of 15% of their salary or the applicable maximum allowed by the Internal Revenue Code. The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% of the average contribution of the lowest 66% of paid employees to the applicable maximum allowed by the Internal Revenue Code. Employer contributions vest within three months and all contributions are held in individual employee accounts with an outside financial institution.

Stock Option Plan

     To increase the officers’, key employees’ and consultants’ interest in our company and to align more closely their interests with the interests of our shareholders, the Board of Directors, adopted a stock option plan called the “1996 Stock Option Plan” (the “Plan”) on May 28, 1996. The Plan was subsequently ratified by a majority vote of the Company’s shareholders.

     Under the Plan, we have reserved an aggregate of 900,000 shares of Common Stock for issuance pursuant to options granted under the Plan (“Plan Options”). Plan Options are either options qualifying as incentive stock options (“Incentive Options”) or options that do not qualify (“Non-Qualified Options”). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors but shall in no event be less than 75% of the fair market value of the underlying shares on the date of the grant. As of December 31, 2002, there were 622,300 Incentive Options existing under the plan. As of December 31, 2002, a total of 112,000 Non-Qualified Options have been issued.

Repricing of Options/SARs

     In December 2002 new options were granted to a majority of employees whose previous option grants had expired in November 2001. Options that had not yet expired, held by the remaining minority of employees, were terminated. This group was then granted new options on the same basis as our other employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

     The following table sets forth information with respect to the number of shares of Common Stock beneficially owned by (i) each director of the Company, (ii) the executive officer named in the Summary Compensation Table, (iii) all directors and officers as a group and (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s common stock as of March 14, 2003. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 390 North Orange Ave., 21st Floor, Orlando, Florida 32801. As of March 14, 2003, there were issued and outstanding 3,104,800 shares of Common Stock.

Table of Beneficial Ownership

	Amount and Nature of
	Beneficial		Percent
Name	Ownership		of Class

Ronald S. Kaplan	1,252,317	(1)	34.4%
Robert Burrows	28,000	(2)	2.1%
Judith Kaplan	837,390	(3)	23.0%
Warren Kaplan	837,390	(4)	23.0%
Elissa Paykin	237.254	(5)	6.5%
Neil Swartz	10,000	(6)	<1%
Scott Runkel	5,000	(7)	<1%

	Amount and Nature of
	Beneficial	Percent
Name	Ownership	of Class

All Directors and Executive Officers and Beneficial Owners as a Group (7 persons)	2,369,961 (8)	65.2%

1	Includes immediately exercisable options to purchase 150,000 shares at $2.00, $2.50 and $3.00 per share.

2	Includes immediately exercisable options to purchase 25,000 shares at $2.00 per share. Excludes unexercisable options to purchase an additional 25,000 shares at $2.50 per share and 25,000 shares at $3.00 per share.

3	Includes 13,841 shares held as Trustee of our Employee Stock Ownership Plan Trust and 411,212 shares. Ms. Kaplan disclaims beneficial ownership in all 412,337 of her husband’s shares.

4	Includes 13,841 shares held as Trustee of our Employee Stock Ownership Plan Trust and 412,337 shares. Mr. Kaplan disclaims beneficial ownership in all 411,212 of his wife’s shares.

5	Elissa Paykin is the daughter of Judith and Warren Kaplan.

6	Includes immediately exercisable options to purchase 10,000 shares at $1.25 per share.

7	Includes immediately exercisable options to purchase 5,000 shares at $1.88 per share. Excludes unexercisable options to purchase an additional 5,000 shares at $1.88 per share.

8	Includes immediately exercisable options to purchase 190,000 shares.

Change in Control Arrangements

     There are no arrangements that may result in our change in control.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table contains information regarding securities authorized and available for issuance under our equity compensation plans for employees, officers, directors and consultants. We have two such plans — our 1996 Stock Option Plan and our 1984 Stock Ownership Plan. These two plans are described under “Executive Compensation — Other” above.

Equity Compensation Plan Information

	Number of
	securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance

Equity compensation plans approved by security holders- 1996 Stock Option Plan	532,300	$2.67	367,700
Equity compensation plans not approved by security holders- 1984 ESOP	13,800	N/A	0
Total	546,100	N/A	367,700

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Equity Investment during 2002

     On November 26, 2002, we issued a press release concerning the cash infusion by the Kaplan family, our founders, of over $1,100,000 which was part of our plan to bring us back into compliance with the stockholders’ equity requirement for continued listing on the Nasdaq SmallCap Market. The cash infusion was a combination of $600,000 from the exercise of outstanding warrants and a $520,500 payment of stock subscriptions receivable.

     In 1998, Ronald S. Kaplan redeemed the conversion features of a $600,000 loan due him from our company in exchange for warrants exercisable for shares of our common stock under substantially the same terms as the conversion feature. Once alternative financing was arranged with a financial institution, the loan was satisfied. In November 2002, we sold to Ronald Kaplan, our Chairman and Chief Executive Officer, and Elissa Paykin, Ronald Kaplan’s sister and daughter of Warren Kaplan and Judith Kaplan, two of our directors, a total of 1,036,300 shares of common stock at $0.579 per share pursuant to the exercise of the above-referenced warrants. We received total proceeds of $600,000 from the exercise of the warrants.

     In the fourth quarter of 2002, the Kaplan family paid in full approximately $520,500 in stock subscriptions receivable owed to us by Warren Kaplan, Judith Kaplan, Ron Kaplan and Elissa Paykin.

Separation Agreements

     On February 7, 2003, Ronald Tuchman, a director and our former president, entered into an agreement to terminate his employment with us. Under the terms of the agreement, Mr. Tuchman relinquished all stock options and any future compensation. Mr. Tuchman received $128,000 payment from us for the repurchase of 114,300 shares of our common stock Mr. Tuchman originally acquired at the outset of his employment with us in 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Description

3.1	Amended Articles of Incorporation (1)
3.2	Amended Bylaws (1)
10.1	Employee Stock Ownership Plan (2)
10.2	Incentive Stock Option Plan (3)
10.3	401(k) Plan (4)
10.4	Amendment to Employee Stock Ownership Plan, dated February 8, 1988 (5)
10.5	Amendment to Employee Stock Ownership Plan, dated March 10, 1989 (5)
10.6	1996 Stock Option Plan (6)
10.7	Asset Purchase Agreement, dated December 31, 1999, between Action Products International, Inc. and American Outdoor Products, Inc. (7)
10.8	Asset Purchase Agreement, dated October 15, 2000, between Action Products International, Inc. and Earth Lore, Ltd. (8)

Number	Description

10.9	License Agreement dated December 17, 2001, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. *
10.10	Separation Agreement dated February 7, 2003, by and between Action Products International, Inc. and Ronald O. Tuchman *
21.1	List of subsidiaries(9)
23.1	Consent of Moore Stephens Lovelace, P.A.*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference to our Definitive Proxy Statement, filed May 22, 1998, File No. 0-13118.
(2)	Incorporated by reference to our Registration Statement on Form S-18, filed April, 1984, File No. 002-93512.
(3)	Incorporated by reference to our Registration Statement on Form S-18, filed September 27, 1984, File No. 002-93512-A.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed August 17, 1987, File No. 0-13118.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31 1988, filed March 31, 1989, File No. 0-13118.
(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31 2000, filed April 2, 2001, File No. 0-13118.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed February 26, 1998, File No. 0-13118.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed November 6, 2000, File No. 0-13118.
(9)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31 2000, filed April 2, 2001, File No. 0-13118.

Reports on Form 8-K

     A Form 8-K dated October 17, 2001 was filed on October 17, 2001 pertaining to our stock repurchase program.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days of the filing date of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

/s/ RONALD S. KAPLAN Ronald S. Kaplan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: March 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RONALD S. KAPLAN Ronald S. Kaplan	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 24, 2003

/s/ ROBERT L. BURROWS Robert L. Burrows	Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	March 24, 2003

/s/ NEIL SWARTZ Neil Swartz	Director	March 24, 2003

/s/ SCOTT RUNKEL Scott Runkel	Director	March 24, 2003

/s/ JUDITH KAPLAN Judith Kaplan	Director	March 24, 2003

/s/ WARREN KAPLAN Warren Kaplan	Director	March 24, 2003

Action Products International, Inc.
And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002 and 2001

C O N T E N T S

Page
Number

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Shareholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Action Products International, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of Action Products International, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Products International, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORE STEPHENS LOVELACE, P.A. -

MOORE STEPHENS LOVELACE, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Orlando, Florida
January 30, 2003, except for Note 11,
as to which the date is March 12, 2003

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$563,400
Accounts receivable, net of an allowance for doubtful accounts of $96,300	795,800
Inventories, net	1,152,600
Prepaid expenses and other assets	280,500

TOTAL CURRENT ASSETS	2,792,300
PROPERTY, PLANT AND EQUIPMENT	2,153,900
Less accumulated depreciation and amortization	(1,163,000)

NET PROPERTY, PLANT AND EQUIPMENT	990,900
GOODWILL	782,400
OTHER ASSETS	798,800

TOTAL ASSETS	$5,364,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of obligation under capital lease	$85,800
Accounts payable	353,600
Accrued expenses, payroll and related expenses	105,200
Current portion of mortgage payable	22,800
Borrowings under line of credit	915,800
Other Current Liabilities	25,000

TOTAL CURRENT LIABILITIES	1,508,200

OBLIGATION UNDER CAPITAL LEASE	90,500
MORTGAGE PAYABLE	650,200
DEFERRED INCOME TAXES	14,400
DEFERRED REVENUE	100,000

TOTAL LIABILITIES	2,363,300

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred Stock — 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock — $.001 par value; 15,000,000 shares authorized; 3,267,100 shares issued	3,200
Treasury Stock — $.001 par value; 46,100 shares	—
Additional paid-in capital	4,448,500
Accumulated Deficit	(1,450,600)

TOTAL SHAREHOLDERS’ EQUITY	3,001,100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,364,400

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	2002	2001

NET SALES	$6,429,300	$8,171,600
COST OF SALES	4,015,400	4,359,100

GROSS PROFIT	2,413,900	3,812,500
OPERATING EXPENSES
Selling	1,260,100	1,545,000
General and administrative	2,380,300	2,879,700

TOTAL OPERATING EXPENSES	3,640,400	4,424,700

LOSS FROM OPERATIONS	(1,226,500)	(612,200)
OTHER INCOME (EXPENSE)
Interest expense	(119,100)	(154,700)
Other	20,200	149,000

	(98,900)	(5,700)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(1,325,400)	(617,900)
BENEFIT FROM INCOME TAXES	19,500	162,400

NET LOSS	$(1,305,900)	$(455,500)

LOSS PER SHARE
Basic and Diluted	$(0.57)	$(0.21)

Weighted average number of common shares outstanding:
Basic and Diluted	2,295,900	2,203,000

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Retained
	$.001 Par Value		Additional	Earnings	Stock	Total
			Paid-In	(Accumulated	Subscription	Shareholders'
	Shares	Amount	Capital	Deficit)	Receivable	Equity

BALANCE — JANUARY 1, 2001	2,116,400	$2,100	$3,670,100	$310,800	$(523,500)	$3,459,500
ISSUANCE OF COMMON SHARES	114,400	100	199,900	—	—	200,000
COLLECTION OF STOCK SUBSCRIPTIONS	—	—	—	—	3,000	3,000
NET LOSS	—	—	—	(455,500)	—	(455,500)

BALANCE — DECEMBER 31, 2001	2,230,800	2,200	3,870,000	(144,700)	(520,500)	3,207,000
TREASURY STOCK (Repurchase of Common Shares)	(46,100)	—	(47,300)	—	—	(47,300)
ISSUANCE OF COMMON SHARES	1,036,300	1,000	599,000	—	—	600,000
ISSUANCE OF STOCK OPTIONS FOR SERVICES	—	—	26,800	—	—	26,800
COLLECTION OF STOCK SUBSCRIPTIONS	—	—	—	—	520,500	520,500
NET LOSS	—	—	—	(1,305,900)	—	(1,305,900)

BALANCE — DECEMBER 31, 2002	3,221,000	$3,200	$4,448,500	$(1,450,600)	$—	$3,001,100

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,305,900)	$(455,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120,300	180,200
Amortization	293,800	465,300
Loss on disposal of property plant and equipment	—	6,300
Provision for bad debts	28,000	145,000
Deferred income tax provision	(23,100)	—
Changes in:
Accounts receivable	476,000	243,900
Inventories	594,400	(359,400)
Prepaid expenses	16,900	(34,700)
Other assets	(532,100)	(294,500)
Accounts payable	266,500	(446,800)
Accrued expenses, payroll and related expenses	(189,300)	69,700
Income taxes receivable/ (payable)	141,100	(235,600)
Deferred revenue	(25,000)	(25,000)

NET CASH USED IN OPERATING ACTIVITIES	(138,400)	(741,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(25,100)	(101,100)
Exit and integration costs incurred	—	(102,300)

NET CASH USED IN INVESTING ACTIVITIES	(25,100)	(203,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(47,300)	—
Collection of stock subscriptions receivable	520,500	3,000
Proceeds from Issuance of Common Stock	600,000	200,000
Repayment of mortgage principal	(21,000)	(19,500)
Repayment of notes payable and obligation under capital lease	(31,200)	(165,300)
Net change in borrowings under line of credit	(776,900)	794,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	244,100	812,600

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	80,600	(131,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	482,800	614,700

CASH AND CASH EQUIVALENTS AT END OF YEAR	$563,400	$482,800

Supplemental disclosures — cash paid for:
Interest	$138,700	$146,900
Income Taxes	$0	$66,000

The accompanying notes are an integral part of the financial statements.

Action Products International, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002 and 2001

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

Acquisition of Earth Lore, Ltd. and Basis of Presentation

Subsequent to the acquisition of Earth Lore, Ltd. (“Earth Lore”) in October 2000, the Company developed and executed a plan to exit certain Canadian activities and integrate the acquired assets and operations into its facility in Florida. In connection with this plan, the Company incurred incremental exit and integration costs of approximately $295,300. These exit and integration costs, which are not associated with the generation of future revenues and have no future economic benefit, were reflected as additional liabilities in the allocation of the acquisition purchase price. Accordingly, the exit and integration costs have been added to “goodwill” in the Company’s balance sheet.

The following table is a summary of the components of the acquisition’s exit and integration liabilities, which were satisfied as of December 31, 2002, included in the purchase price for Earth Lore:

Exit and
Integration
Liability

Involuntary employee terminations	$161,000
Facility and lease exit costs	71,000
Other costs	63,300

$295,300

The accompanying consolidated financial statements include the results of operations of Action Products International, Inc. and its wholly-owned foreign subsidiary, Action Products Canada, Ltd., for the years ended December 31, 2002 and 2001. All significant intercompany transactions have been eliminated.

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories, which primarily consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market. The inventory valuation allowance at December 31, 2002 was $107,400.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Building	40 Years
Furniture, fixtures and equipment	5 - 7 Years

Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter.

Property, plant and equipment consists of the following at December 31, 2002:

Land	$67,400
Building improvements	1,024,400
Equipment	873,100
Furniture and fixtures	189,000

$2,153,900

Goodwill

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, goodwill is no longer amortized but, instead, is tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Management believes, based on the testing performed during 2002, that goodwill is not impaired.

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and related amortization for 2002 and 2001 is as follows:

	2002	2001

Reported net loss	$(1,305,900)	$(455,500)
Add back: Goodwill amortization	—	45,900

	$(1,305,900)	$(409,600)

Adjusted loss per share:
Basic and diluted	$(0.57)	$(0.19)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at December 31, 2002:

Contract manufacturer deposits	$64,500
Trade show deposits	51,500
License fees	27,900
Other	136,600

$280,500

Other assets classified as long-term consist primarily of costs associated with molds and dies for form-pressed toys and certain product development costs. These assets are amortized on a straight-line basis over their useful lives, as follows:

		Net Book
		Value At
		December 31,
		2002

Molds and dies	5-10 Years	$483,200
Product development costs	2-5 Years	221,700
Patents and trademarks	15 Years	23,900
Other		70,000

		$798,800

The gross carrying amount and accumulated amortization of patents and trademarks at December 31, 2002 are $41,700 and $17,800, respectively. Related amortization expense for 2002 was $2,500. Amortization expense for each of the next five years is estimated to be approximately $2,500 per year.

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

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenue

In December 1997, the Company entered into an agreement with the purchaser of certain of the Company’s assets associated with its snack food product line. The agreement provides for, among other things, the Company to receive compensation of $250,000 in exchange for ceasing its activities related to the manufacture and sale of freeze-dried snack foods for a period of ten years. The Company recorded these amounts as deferred revenue at December 31, 1997 and is amortizing them into income using the straight-line method over the terms specified in the agreement. As of December 31, 2002, deferred revenue related to this agreement was $125,000.

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

Net Income Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common share equivalents arising out of stock options, warrants and convertible debt. Common share equivalents were not considered in the diluted earnings per share calculation for 2002 and 2001 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 2002 and 2001 were calculated based on 2,295,900 and 2,203,000, respectively, weighted average common shares outstanding during the year.

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Comprehensive Income

During the years ended December 31, 2002 and 2001, the Company incurred a deminimus loss on foreign currency. The Company also has no other accumulated or current items of comprehensive income that are excluded from net income. Accordingly, the Company has not presented a statement of comprehensive income.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Credit Risk and Fair Value of Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk at December 31, 2002 include trade receivables and $553,200 of cash deposited in a money market mutual fund. The money market fund is not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds. Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company’s large number of customers, their geographical dispersion and credit insurance coverage maintained on most customer accounts.

The carrying values of cash and cash equivalents, mortgage payable, and the line of credit approximate their fair values.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for the Company in 2003. This standard requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful lives of the assets.

NOTE 1 — NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that refines criteria for assets classified as held for sale, further refines rules regarding impairment of long-lived assets and changes the reporting of discontinued operations. SFAS No. 144 is effective for the Company in 2003.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002. It is effective for all such activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only when incurred.

In December 2002, the FASB issued SFAS No. 148, “Stock-Based Compensation -Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation”. The transition guidance and annual disclosure provisions are effective for the Company beginning in 2003. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Management believes that the adoption of SFAS Nos. 143, 144, 146, and 148 will have no significant impact on the results of operations or financial position of the Company.

NOTE 2 — RELATED-PARTY TRANSACTIONS

During 1998, the conversion features related to approximately $600,000 of certain notes payable to related parties were exchanged for an equivalent number of warrants. The Company reserved, from its authorized but unissued shares of common stock, 1,036,300 shares for use in the event the warrants are exercised. The warrants were exercisable at $0.579 per share, and were exercised in their entirety during the fourth quarter of 2002.

The Company’s stock subscription receivable from related parties of $520,500 as of December 31, 2001 was collected in its entirety during the fourth quarter of 2002.

NOTE 3 — MORTGAGE PAYABLE

In November 1998, the Company borrowed $750,000 in the form of a mortgage payable, collateralized by its warehouse facility in Ocala, Florida. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. A balloon payment of approximately $513,500 is due in 2008. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintains a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2002, the Company was not in compliance with the debt service coverage and debt to net worth covenants. However, the Company has obtained a waiver of non-compliance from the financial institution. The proceeds from this borrowing were used in 1998 to repay notes payable to related parties of $600,000 and to provide additional permanent working capital. The outstanding principal balance due on the mortgage payable at December 31, 2002, was $673,000.

Maturities on long-term debt and obligations are approximately as follows:

Year Ending
December 31,	Amount

2003	$22,800
2004	24,500
2005	26,400
2006	28,500
2007	30,700
Thereafter	540,100

$673,000

Cash paid for interest on the mortgage payable during the years ended December 31, 2002 and 2001, approximated $52,100 and $53,600, respectively.

Cash paid for interest on all borrowing arrangements and lease obligations was $119,100 and $146,900 in 2002 and 2001, respectively.

NOTE 4 — CREDIT LINE

The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution’s prime rate (4.25% at December 31, 2002). The agreement also requires, among other things, that the Company maintain certain financial ratios. The initial term of the agreement expires June 30, 2003. At December 31, 2002, the Company had $915,800 of borrowings outstanding under the line of credit.

NOTE 5 — OBLIGATION UNDER CAPITAL LEASE

Obligation under capital lease as of December 31, 2002, is as follows:

Capital lease obligation, payable in monthly installments, excluding sales tax of $11,200, including interest imputed at 5.5%, collateralized by certain tangible equipment, with a net book value of $206,000, maturing December 2004	$176,300

Less: Current portion	(85,800)

$90,500

NOTE 6 — INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2002 and 2001:

	2002			2001

	Current	Deferred	Total	Current	Deferred	Total

Foreign	$—	$—	$—	$(14,800)	$—	$(14,800)
Federal	(24,700)	(19,700)	(44,400)	(147,600)	—	(147,600)
State	28,300	(3,400)	24,900	—	—	—

	$3,600	$(23,100)	$(19,500)	$(162,400)	$—	$(162,400)

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2002, are approximately as follows:

Deferred Tax Liabilities
Amortization	$(58,000)
Depreciation	(25,500)

Gross deferred tax liabilities	(83,500)
Deferred Tax Assets
Bad debt allowance	28,700
Inventory reserves	40,400
Capital loss carryforward	17,700
Federal net operating loss carryforward	172,100
State net operating loss carryforward	89,500

Gross deferred tax assets	348,400
Valuation allowance	(279,300)

Net deferred tax assets	69,100

Net deferred taxes	$(14,400)

During 2002, deferred tax asset valuation allowance increased by $194,400.

The Company has a federal net operating loss carryforward of approximately $1,147,000 that expires in 2017.

The Company has a state net operating loss carryforward of approximately $1,628,000 that has no expiration date.

NOTE 6 — INCOME TAXES (Continued)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:

	2002	2001

Federal provision (benefit) expected at statutory rates	$(451,100)	$(210,000)
Losses for which no benefit is recorded	449,200	—
State income taxes, net of federal income tax benefit	(48,200)	(22,500)
Foreign income tax items	55,100	37,000
Non-deductible expenses, effect of graduated rates and other	(24,500)	33,100

Provision (benefit) for income taxes	$(19,500)	$(162,400)

Income taxes paid in cash were approximately $-0- and $66,000 during the years ended December 31, 2002 and 2001, respectively.

NOTE 7 — INTERNATIONAL SALES

International sales amounted to $517,500 and $1,004,000 in 2002 and 2001, respectively.

NOTE 8 — SHAREHOLDERS’ EQUITY

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (the “ESOP”), which covers substantially all employees. The ESOP provides that, among other things, contributions to the ESOP shall be determined by the Board of Directors prior to the end of each year and that the contributions may be paid in cash, Company stock or other property at any time within the limits prescribed by the Internal Revenue Code. At December 31, 2002, the ESOP held 13,800 shares of the Company’s common stock. No shares were contributed in 2002 or 2001.

Stock Options and Warrants

On May 28, 1996, the Company’s Board of Directors adopted the “1996 Stock Option Plan” (the “SOP”). Under the SOP, the Company has reserved an aggregate of 900,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 2002 and 2001, a total of 511,500 and 122,000 options, respectively, were issued under the SOP at a weighted average exercise price of approximately $2.36 and $3.00 per share, respectively. As of December 31, 2002, there were 622,300 SOP options outstanding.

NOTE 8 — SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

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

There was an aggregate of 622,300 stock options outstanding at December 31, 2002. The options expire as follows: 2,000 in 2003, 292,700 in 2004, 73,300 in 2005, 152,100 in 2006 and 102,200 in 2007. In the event of a change in the Company’s control, the options may not be callable by the Company. The following table summarizes the aggregate stock option activity for the years ended December 31, 2002 and 2001:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2000	863,800	$3.50
Grants	122,000	$3.00
Cancellations	(644,000)	$3.50

Outstanding at December 31, 2001	341,800	$3.32
Grants	511,500	$2.36
Cancellations	(231,000)	$3.24

Outstanding at December 31, 2002	622,300	$2.54

Shares exercisable at December 31, 2002	428,850	$2.47

The range of exercise prices for options outstanding at December 31, 2002 was $1.25 to $4.53. The following tables summarize information about options outstanding at December 31, 2002:

	Outstanding Options

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	of Shares	Life (in years)	Exercise Price

$1.25 - $2.00	220,500	2.9	$1.81
$2.01 - $3.00	328,500	2.7	$2.74
$3.01 - $4.00	55,500	2.5	$3.62
$4.01 - $4.53	17,800	3.2	$4.53

	622,300		$2.54

NOTE 8 — SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

	Exercisable Options

		Weighted
	Number	Average
Range of Exercise Prices	of Shares	Exercise Price

$1.25 - $2.00	183,300	$1.80
$2.01 - $3.00	190,000	$2.73
$3.01 - $4.00	43,700	$3.60
$4.01 - $4.53	11,850	$4.53

	428,850	$2.47

During September 2002, the Company issued 300,000 warrants to an investment banking, brokerage and advisory firm at an exercise price of $1.50. The warrant agreement provides that the warrants are not exercisable until the Company has registered the related shares or received an exemption from registration. The warrants are not exercisable at December 31, 2002. See Note 11 for further discussion regarding these warrants.

Total subscriptions receivable as of December 31, 2001, were $520,500 and were receivable from related parties. Payments of stock subscriptions receivable of $520,500 and $3,000 were collected in 2002 and 2001, respectively.

Financial Accounting Standards Board pronouncement FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

		2002	2001

Net income (loss)	As reported	$(1,305,900)	$(455,500)
	Pro forma	$(1,490,300)	$(510,000)
Income (loss) per share	Basic
	As reported	$(0.57)	$(0.21)
	Pro forma	$(0.65)	$(0.23)
	Diluted
	As reported	$(0.57)	$(0.21)
	Pro forma	$(0.65)	$(0.23)

The Company’s weighted-average assumptions used in the pricing model and resulting fair values are as follows:

	2002	2001

Risk-free rate	1.6%	5.0%
Expected option life (in years)	2.5	3
Expected stock price volatility	98%	95%
Dividend yield	0.0%	0.0%
Weighted average grant date value	$0.60	$1.11

NOTE 8 — SHAREHOLDERS’ EQUITY (Continued)

Preferred Stock

The Company’s articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued.

Treasury Stock

Treasury stock is reflected at par value, and consists of 46,100 shares of common stock at December 31, 2002.

NOTE 9 — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Employee Benefit Plan (the “Plan”), which covers substantially all employees. Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company’s Board of Directors. The Company charged $15,300 and $14,300 in 2002 and 2001, respectively, to operations for its contributions to the Plan. The matching plan was suspended as of January 1, 2003.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES

Operating Leases

During 1998, the Company entered into a noncancellable operating lease for office space, which expires in November 2003. During 2002 and 2001, $80,500 and $123,200, respectively, were charged to operations for rent expense related to operating leases. Future operating lease payments for 2003 approximate $63,800.

Legal and Regulatory Proceedings

The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be material to its financial condition.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES (Continued)

Licensing and Distribution Agreements

The Company has entered into licensing agreements related to its Jay Jay The Jet Plane, Thomas The Tank Engine and Space Voyagers product lines. These agreements provide, among other things, for the Company to pay royalties based on a percentage of sales of these products.

The Company elected not to renew the Thomas license which expired on December 31, 2002. The agreement allows the Company to sell off any remaining inventory through June 30, 2003.

In addition, the Company has entered into exclusive distribution agreements related to its Climb@Tron product line. The agreements contained provisions for the exclusive arrangement through December 2002, if certain minimum quantities of products were purchased. As of December 31, 2002, the Company elected not to renew the exclusive arrangement.

NOTE 11 — SUBSEQUENT EVENTS

On February 7, 2003, the Company entered into an agreement to terminate the employment relationship with its former Chief Operating Officer. In exchange for relinquishing all claims and future compensation, the Company agreed to pay $128,000 for the repurchase of 114,286 shares acquired by the Chief Operating Officer at the inception of his employment in 2001.

On February 24, 2003, a redemption notice at Par Value of $.001 per share was issued for 300,000 warrants issued in September 2002 as part of an investment banking agreement.

On March 12, 2003, the Company executed a settlement agreement related to a claim by an individual alleging a diminution of publicity rights. As part of the settlement, the individual released the Company from all claims in exchange for cash payment to which the Company agreed to contribute approximately $20,000.