Form 10KSB/A
period 2002-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2003-03-31
CIK 747435

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A-1

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

Introductory Comment

     This amendment to the December 31, 2002 Form 10-KSB Annual Report is being filed solely for the purpose of filing the Section 302 Certifications as required under Exchange Act Rule 13a-14. The Section 302 Certifications were erroneously filed as correspondence with the initial filing of Form 10-KSB on March 26, 2003. Other than including the Section 302 Certifications, there are no changes to the issuer's Form 10-KSB for the fiscal year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

/s/ RONALD S. KAPLAN Ronald S. Kaplan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RONALD S. KAPLAN Ronald S. Kaplan	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 28, 2003

/s/ ROBERT L. BURROWS Robert L. Burrows	Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	March 28, 2003

Neil Swartz	Director	March 28, 2003

Scott Runkel	Director	March 28, 2003

/s/ JUDITH KAPLAN Judith Kaplan	Director	March 28, 2003

/s/ WARREN KAPLAN Warren Kaplan	Director	March 28, 2003

CERTIFICATION

I, Ronald S. Kaplan, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Action Products International, Inc;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiences and material weaknesses.

Date: March 21, 2003	/s/ RONALD S. KAPLAN

Ronald S. Kaplan Chief Executive Officer

CERTIFICATION

I, Robert L. Burrows, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Action Products International, Inc;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of director’s (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ ROBERT L. BURROWS

Robert L. Burrows Chief Financial Officer