Form 10QSB
period 2003-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2003-04-30
CIK 747435

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2003

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

YES [X]      NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at April 28, 2003
Common Stock, $.001 par value	3,100,100

     Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

I N D E X

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet at March 31, 2003 (unaudited)	3
Condensed Consolidated Statements of Operations — Three months ended March 31, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2003 and 2002 (unaudited)	5
Notes to unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Controls and Procedures	8
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	9
SIGNATURE PAGE	10

PART I. FINANCIAL INFORMATION

ITEM  1.   Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

March 31,
2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$439,800
Accounts receivable, net of an allowance for doubtful accounts of $101,200	954,700
Inventories, net	1,214,500
Prepaid expenses and other assets	405,800

TOTAL CURRENT ASSETS	3,014,800
PROPERTY, PLANT AND EQUIPMENT	2,153,900
Less accumulated depreciation and amortization	(1,199,600)

NET PROPERTY, PLANT AND EQUIPMENT	954,300
GOODWILL	782,400
OTHER ASSETS	738,100

TOTAL ASSETS	$5,489,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of obligation under capital lease	$86,900
Accounts payable	486,600
Accrued expenses, payroll and related expenses	63,900
Current portion of mortgage payable	23,100
Borrowings under lines of credit	1,247,300
Other Current Liabilities	25,000

TOTAL CURRENT LIABILITIES	1,932,800

OBLIGATION UNDER CAPITAL LEASE	68,400
MORTGAGE PAYABLE	644,000
DEFERRED REVENUE	93,800
OTHER	14,400

TOTAL LIABILITIES	2,753,400

SHAREHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock - $.001 par value; 15,000,000 shares authorized; 3,267,100 shares issued	3,200
Treasury Stock - $.001 par value; 167,000 shares	(200)
Additional paid-in capital	4,313,800
Accumulated Deficit	(1,580,600)

TOTAL SHAREHOLDERS’ EQUITY	2,736,200

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,489,600

See Accompanying Notes

ITEM  1.   Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Mar. 31

	2003	2002

NET SALES	$1,385,100	$1,458,100
COST OF SALES	789,900	846,200

GROSS PROFIT	595,200	611,900
OPERATING EXPENSES
Selling	160,100	400,200
General and administrative	537,800	607,300

TOTAL OPERATING EXPENSES	697,900	1,007,500

LOSS FROM OPERATIONS	(102,700)	(395,600)
OTHER INCOME (EXPENSE)
Interest expense	(24,900)	(38,200)
Other	(2,400)	2,600

	(27,300)	(35,600)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(130,000)	(431,200)
BENEFIT FROM INCOME TAXES	0	58,800

NET LOSS	$(130,000)	$(372,400)

LOSS PER SHARE
Basic and Diluted	$(0.04)	$(0.17)

Weighted average number of common shares outstanding:
Basic and Diluted	3,153,700	2,230,800

See Accompanying Notes

ITEM  1.   Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended Mar. 31

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(130,000)	$(372,400)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36,600	43,200
Amortization	78,700	41,500
Loss on disposal of property plant and equipment	—	56,000
Provision for bad debts	7,500	23,900
Deferred income tax provision	—	(58,800)
Changes in:
Accounts receivable	(166,400)	254,700
Inventories	(61,900)	13,100
Prepaid expenses	(133,800)	(66,100)
Other assets	(18,100)	(139,400)
Accounts payable	133,000	216,800
Accrued expenses, payroll and related expenses	(41,100)	(178,400)
Income taxes receivable/ (payable)	8,500	—
Deferred revenue	(6,200)	(6,200)

NET CASH USED IN OPERATING ACTIVITIES	(293,200)	(172,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	—	(10,900)

NET CASH USED IN INVESTING ACTIVITIES	—	(10,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(135,000)	(39,900)
Repayment of mortgage principal	(5,800)	(5,300)
Repayment of notes payable and obligation under capital lease	(21,100)	(41,600)
Net change in borrowings under line of credit	331,500	(82,500)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	169,600	(169,300)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,600)	(352,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	563,400	482,800

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$439,800	$130,500

Supplemental disclosures — cash paid for:
Interest	$24,900	$38,200
Income Taxes	$0	$0

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at March 31, 2003 and the results of its (i) operations for the three month periods ended March 31, 2003 and 2002 and (ii) cash flows for the three month periods ended March 31, 2003 and 2002. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year. Through March 31, 2003, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company if needed.

2.	Line of credit. In March 2001, the Company entered into an agreement with a financial institution, pursuant to which it provides a revolving line of credit (the “Revolver”) for up to $2 million at the “Prime” lending rate. The borrowings under the Revolver are utilized by the Company to finance accounts receivable, inventory and other operating and capital requirements. The Revolver matures June 30, 2003 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At December 31, 2002, the Company was not in compliance with the debt service coverage and debt to net worth covenants. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve month period ending December 31, 2003.

4.	Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the three month periods ending March 31, 2003 and 2002, as their effect would have been anti-dilutive.

5.	Common Stock and Equity Securities. During the three month period ended March 31, 2003, the Company repurchased approximately 120,900 of its common shares, at a cost of $135,000. At March 31, 2003, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation was not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

6.	Subsequent Event. On April 25, 2003 the Company announced a warrant dividend for all shareholders of record as of June 12, 2003. Shareholders will receive warrants to purchase one share of common stock for each share owned, as of the record date, at an exercise price of $2.00 per share.

7.	Reclassifications. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

ITEM  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited to the following: the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development, other risks identified in this report and our other periodic filings with the Securities and Exchange Commission.

Results of Operations:

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Net sales for the three months ended March 31, 2003 were $1,385,100, compared with net sales of $1,458,100 for the three months ended March 31, 2002. Management attributes the $73,000 or 5% decrease in net sales to the continued weakness in the retail market. Our sales decreased principally in the museum and international markets, where we experienced a decrease in sales of our Climb@tron and I Dig product lines. Increased emphasis is being placed on increasing distribution across a broader range of channel participants including museums and attractions. Sales decreases in these channels were partially offset by sales of our new Jay Jay The Jet Plane brand which was introduced in the fourth quarter of 2002. Acceptance of this product line has continued to grow; this growth is expected to continue with exposure from its placement in over 700 Imaginarium sections in Toys R Us stores in the United States, in the second quarter of 2003.

Gross profit decreased by $16,700 to $595,200 for the three months ended March 31, 2003, compared with $611,900 for the three months ended March 31, 2002. The gross profit percentage improved to 43% from 42% for the three month periods ended March 31, 2003 and 2002 respectively. The decrease in gross profit is attributable to the decrease in sales discussed above. The increase in gross profit percentage compared to the same period in 2002, was mainly attributable to lower product and importation costs.

Selling, general and administrative (SG&A) expenses decreased by $309,600 to $697,900 for the three month period ended March 31, 2003 from $1,007,500 for the three month period ended March 31, 2002. This 31% decrease in SG&A expenses is due primarily to the following:

•	Compensation decrease of $197,000 due to reductions in staffing

•	Travel and living decrease of $38,700 resulting from reduced international travel

•	Facility cost decrease of $13,700 resulting from the shutdown of the Canadian facility

•	Estimated doubtful accounts decrease of $16,400 due to credit insurance coverage and improved credit and collections procedures

ITEM  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense related to current and long-term debt was $24,900 and $38,200 for the three month periods ended March 31, 2003 and 2002, respectively. The decrease of $13,300 is due to lower borrowings under our line of credit, combined with a lower rate of interest.

Other income and (expense) during the three month periods ended March 31, 2003 and 2002 was ($2,400) and $2,600, respectively. The $5,000 change was mainly attributable to miscellaneous expense related to the settlement of a legal claim.

Income before provision for income taxes and net income: as a result of the foregoing, the net loss before taxes was $130,000 and the net loss after taxes was $130,000 for the three months ended March 31, 2003, compared with a net loss before taxes of $431,200 and net loss after taxes of $372,400 for the three months ended March 31, 2002.

Financial Condition, Liquidity, and Capital Resources:

As of March 31, 2003, the Company had cash and cash equivalents of $439,800, representing a decrease of $123,600 compared to December 31, 2002.

After taking account of non-cash items and other adjustments, our cash requirements for operations for the three months ended March 31, 2003 were $293,200. The principal source of cash from Operating activities for the three months ended March 31, 2003 was an increase in accounts payable of $133,000 due to a seasonal increase in inventory. Principal uses of cash from Operating activities in the first three months of fiscal 2003 were: an increase of $166,400 in accounts receivable resulting from sales incentive programs offering extended payment terms, an increase of $133,800 in prepaid expenses, a seasonal increase in inventories of $61,900 and a decrease in accrued expenses of $41,100.

To meet a portion of our operating cash requirements, we increased our borrowing under our line of credit by $331,500. After applying $135,000 to the repurchase of common stock and $26,900 to repayment of mortgage and capital lease principal, this left net cash from financing activities of $169,600.

At March 31, 2003, borrowing under our line of credit was $1,247,300, a decrease of $362,900 from $1,610,200 as of March 31, 2002. Our line of credit provides for borrowings up to $2,000,000 at the prime rate and matures June 30, 2003. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of March 31, 2003 we were eligible to borrow $1,390,700 under our line of credit and were in compliance with our financial covenants.

ITEM  3.   Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM  6.   Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description

99.1	Chief Executive Officer — Sarbanes-Oxley Act Section 906 Certification
99.2	Chief Financial Officer — Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC

Date: April 29, 2003	By:	/s/ RONALD S. KAPLAN Ronald Kaplan Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2003	By:	/s/ ROBERT L. BURROWS Robert L. Burrows Chief Financial Officer (Principal Accounting Officer)

Chief Executive Officer — Sarbanes-Oxley Act Section 302 Certification

I, Ronald S. Kaplan, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Action Products International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By:	/s/ RONALD S. KAPLAN
Ronald Kaplan Chief Executive Officer (Principal Executive Officer)

Chief Financial Officer — Sarbanes-Oxley Act Section 302 Certification

I, Robert L. Burrows, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Action Products International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By:	/s/ ROBERT L. BURROWS Robert L. Burrows Chief Financial Officer (Principal Accounting Officer)