Form 10QSB
period 2003-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2003-07-25
CIK 747435

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                  (Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarter ended June 30, 2003

                                       or

         [ ]      Transition   Report  under  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934
                  For the transition period from _________ to _________

                                    000-13118
                              (Commission File No.)

                       ACTION PRODUCTS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                    59-2095427
             -------                                    ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

             390 N. Orange Ave., Suite 2185, Orlando, Florida, 32801
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)


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

                      YES   X       NO
                           ---         ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of last practicable date.


Class                                           Outstanding at July 25, 2003
-----                                           ----------------------------
Common Stock, $.001 par value                   3,099,300



         Transitional Small Business Disclosure Format (check one): YES NO X

                                    I N D E X



   PART I.  FINANCIAL INFORMATION                                                                Page
                                                                                                 Number
                                                                                                 ------
   Item 1.    Financial Statements
   Condensed Consolidated Balance Sheet at June 30, 2003 (unaudited)                              3

   Condensed Consolidated Statements of Operations - Three months
       and Six months ended June 30, 2003 and 2002 (unaudited)                                    4

   Condensed Consolidated Statements of Cash Flows - Six months
         ended June 30, 2003 and 2002 (unaudited)                                                 5

   Notes to unaudited Condensed Consolidated Financial Statements                                 6

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                           7

   Item 3.    Controls and Procedures                                                             9


   PART II.  OTHER INFORMATION

   Item 2.    Changes in Securities                                                               9

   Item 4.    Submission of Matters to Vote of Shareholders                                      10

   Item 6.    Exhibits and Reports on Form 8-K                                                   10

   SIGNATURE PAGE                                                                                11

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)


                                                                                          June 30, 2003
                                                                                          -------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                  $   459,500
Accounts receivable, net of an allowance for doubtful accounts of $120,000                   1,744,500
Inventories, net                                                                             1,120,600
Prepaid expenses and other assets                                                              393,300
                                                                                           -----------
    TOTAL CURRENT ASSETS                                                                     3,717,900

PROPERTY, PLANT AND EQUIPMENT                                                                2,157,800
Less accumulated depreciation and amortization                                              (1,236,300)
                                                                                           -----------
    NET PROPERTY, PLANT AND EQUIPMENT                                                          921,500
GOODWILL                                                                                       782,400
OTHER ASSETS                                                                                   657,000
                                                                                           -----------
    TOTAL ASSETS                                                                           $ 6,078,800
                                                                                           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of obligation under capital lease                                          $    88,100
Accounts payable                                                                               486,200
Accrued expenses, payroll and related expenses                                                 315,100
Current portion of mortgage payable                                                             23,600
Borrowings under line of credit                                                              1,573,000
Other Current Liabilities                                                                       25,000
                                                                                           -----------
    TOTAL CURRENT LIABILITIES                                                                2,511,000
                                                                                           -----------


OBLIGATION UNDER CAPITAL LEASE                                                                  45,900
MORTGAGE PAYABLE                                                                               638,000
DEFERRED INCOME TAXES                                                                           14,400
DEFERRED REVENUE                                                                                87,500
                                                                                           -----------
    TOTAL LIABILITIES                                                                        3,296,800
                                                                                           -----------

SHAREHOLDERS' EQUITY

Preferred Stock - 10,000,000 shares authorized, zero shares issued and outstanding                  --
Common stock - $.001 par value; 15,000,000 shares authorized; 3,272,300 shares
issued                                                                                           3,300
Treasury Stock - $.001 par value; 173,000 shares                                                  (200)
Additional paid-in capital                                                                   4,333,500
Accumulated Deficit                                                                         (1,554,600)
                                                                                           -----------
    TOTAL SHAREHOLDERS' EQUITY                                                               2,782,000
                                                                                           -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 6,078,800
                                                                                           ===========

                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                         Three Months Ended June 30th               Six Months Ended June 30th
                                                       --------------------------------          --------------------------------
                                                           2003                 2002                 2003                 2002
                                                       -----------          -----------          -----------          -----------
NET SALES                                              $ 2,265,700          $ 1,479,600          $ 3,650,800          $ 2,937,800

COST OF SALES                                            1,317,100              903,400            2,107,000            1,749,600
                                                       -----------          -----------          -----------          -----------

GROSS PROFIT                                               948,600              576,200            1,543,800            1,188,200

OPERATING EXPENSES
Selling                                                    248,900              312,200              409,000              712,400
General and administrative                                 646,900              600,200            1,184,800            1,207,500
                                                       -----------          -----------          -----------          -----------
       TOTAL OPERATING EXPENSES                            895,800              912,400            1,593,800            1,919,900
                                                       -----------          -----------          -----------          -----------

INCOME (LOSS) FROM OPERATIONS                               52,800             (336,200)             (50,000)            (731,700)

OTHER INCOME (EXPENSE)
Interest expense                                           (30,400)             (35,700)             (55,300)             (73,900)
Other                                                        3,700               13,200                1,400               15,800
                                                       -----------          -----------          -----------          -----------
                                                           (26,700)             (22,500)             (53,900)             (58,100)
                                                       -----------          -----------          -----------          -----------
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FROM               26,100             (358,700)            (103,900)            (789,800)
INCOME TAXES

BENEFIT (PROVISION) FROM INCOME TAXES                            0              (21,000)                   0               37,700
                                                       -----------          -----------          -----------          -----------

NET INCOME (LOSS)                                      $    26,100          ($  379,700)         ($  103,900)         ($  752,100)
                                                       ===========          ===========          ===========          ===========

INCOME (LOSS) PER SHARE
Basic                                                  $      0.01          ($     0.17)         ($     0.03)         ($     0.34)
Diluted                                                $      0.01          ($     0.17)         ($     0.03)         ($     0.34)

Weighted average number of common shares outstanding:

Basic                                                    3,099,100            2,190,700            3,126,300            2,196,900

Diluted                                                  3,101,400            2,190,700            3,126,300            2,196,900


                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                    Six Months Ended June 30th
                                                                                     2003               2002
                                                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                           $(103,900)         $(752,100)
Adjustments to reconcile net loss to net cash used in operating activities

   Depreciation                                                                       73,200             83,400

   Amortization                                                                      157,600             88,100

   Loss on disposal of property plant and equipment                                       --             58,500

   Warrant issued for services                                                        16,600             58,500

   Provision for bad debts                                                            22,500             24,100

   Deferred income tax provision                                                          --            (37,700)
Changes in:

   Accounts  receivable                                                             (971,100)           405,900

   Inventories                                                                        32,000            388,400

   Prepaid expenses                                                                 (112,800)          (108,000)

   Other assets                                                                      (15,600)          (304,000)

   Accounts payable                                                                  132,600            440,100

   Accrued expenses, payroll and related expenses                                    209,800           (475,600)

   Income taxes receivable/ (payable)                                                     --            152,400

   Deferred revenue                                                                  (12,500)           (12,500)
                                                                                   ---------          ---------

     NET CASH USED IN OPERATING ACTIVITIES                                          (571,600)             9,500
                                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment                                          (3,900)           (10,900)

Exit and integration costs incurred                                                       --                 --
                                                                                   ---------          ---------

     NET CASH USED IN INVESTING ACTIVITIES                                            (3,900)           (10,900)
                                                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of Treasury Stock                                                          (141,300)           (41,800)

Proceeds from Common Stock Options and Warrants                                        9,400                 --
Repayment of notes payable and obligation under capital lease                        (53,700)           (72,300)
Net change in borrowings under line of credit                                        657,200           (217,000)
                                                                                   ---------          ---------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             471,600           (331,100)
                                                                                   ---------          ---------

     NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                           (103,900)          (332,500)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       563,400            482,800
                                                                                   ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 459,500          $ 150,300
                                                                                   =========          =========

Supplemental disclosures - cash paid for:
    Interest                                                                       $  55,300          $  73,900
    Income Taxes                                                                   $       0          $       0


                             See Accompanying Notes

               ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the "Company"), at June 30, 2003 and the results of its (i) operations for the three month and six month periods ended June 30, 2003 and 2002 and (ii) cash flows for the six month periods ended June 30, 2003 and 2002. The financial information included herein is taken from the books and records of the Company and is unaudited.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2. Line of credit. In June 2003, the Company entered into an agreement with a financial institution, to renew an existing revolving line of credit (the "Revolver") for up to $2 million at Prime plus1/2%. The borrowings under the Revolver are collateralized by inventory and accounts receivable. The Company utilizes the Revolver to finance accounts receivable, inventory and other operating and capital requirements. The renewed Revolver matures June 30, 2005 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants.

3. Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements comprising the Company's 35,000 sq. ft. product distribution center. The mortgage contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At December 31, 2002, the Company was not in compliance with the debt service coverage and debt to net worth covenants. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve month period ending December 31, 2003.

4. Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the three month period ending June 30, 2002 and six month periods ending June 30, 2003 and 2002, as their effect would have been anti-dilutive. The average number of common stock equivalents that were excluded from the calcualtion for the three month period ended June 30, 2002 and six month periods ending June 30, 2003 and 2002 were 1,036,300, 900 and 1,036,300 respectively.

5. Common Stock and Equity Securities. During the six month period ended June 30, 2003, the Company repurchased 126,700 of its common shares, at a cost of $141,300.

              On April 24, 2003 the Company announced a Warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share and expires June 11, 2004. As of June 30, 2003 approximately 3,272,100 warrants had been issued.

              In May 2003, the Company issued a warrant for services which entitles the holder to purchase 60,000 shares common stock at an exercise price of $2.00 per share. The warrant expires on May 14, 2004. The Company has accounted for the issuance of these options under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation and related Interpretations.

              In June 2003, a director exercised an option to purchase 5,000 shares of common stock at a price of $1.88 per share. The Company received $9,400 in proceeds from the exercise.

              At June 30, 2003, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation was not significant.

6. Reclassifications. Certain amounts from the prior period have been reclassified to conform to the current period presentation.


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

         Results of Operations:

         Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

         Net sales for the three months ended June 30, 2003 were $2,265,700, compared with net sales of $1,479,600 for the three months ended June 30, 2002. Management attributes the $786,100 or 53% increase in net sales to an approximately $1.3 million increase in sales of our Jay Jay The Jet Plane brand which was released in October 2002. Sales of Jay Jay products to Toys R Us, Inc. accounted for approximately $1.1 million of the total.
         Gross profit increased by $372,400 to $948,600 for the three months ended June 30, 2003, compared with $576,200 for the three months ended June 30, 2002. The gross profit percentage improved to 42% from 39% for the three month periods ended June 30, 2003 and 2002 respectively. The increase in gross profit is mainly attributable to the increase in sales discussed above. The increase in gross profit percentage compared to the same period in 2002, was mainly attributable to increased profit margins on newer items, fewer sales discounts and lower freight costs.

         ITEM  2.   Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operations (Continued)

         Selling, general and administrative (SG&A) expenses decreased by $16,600 to $895,800 for the three month period ended June 30, 2003 from $912,400 for the three month period ended June 30, 2002. This 2% decrease in SG&A expenses is due primarily to a decrease in compensation costs of $106,000 resulting from reductions in staffing partially offset by increases in:

         o        Sales commissions of $23,000 resulting from increased sales

         o Advertising and promotion of $24,000 resulting from increased merchandising promotion and trade show participation

         o        Professional   Services  and  printing  of  $32,000  resulting
                  principally   from  contract   staffing  and  expanded  public
                  relations activities.

         Interest expense related to current and long-term debt was $30,400 and $35,700 for the three month periods ended June 30, 2003 and 2002, respectively. The decrease of $5,300 is due to lower borrowings under our line of credit, combined with a lower rate of interest.

         Other income and (expense) during the three month periods ended June 30, 2003 and 2002 was $3,700 and $13,200, respectively. The $9,500 change was mainly attributable to a decrease in service charges.

         Income before provision for income taxes and net income: as a result of the foregoing, the income before taxes was $26,100 and the net income after taxes was $26,100 for the three months ended June 30, 2003, compared with a loss before taxes of $358,700 and net loss after taxes of $379,700 for the three months ended June 30, 2002.

         Six months Ended June 30, 2003 Compared With Six months Ended June 30, 2002

         Net sales for the six months ended June 30, 2003 were $3,650,800, compared with net sales of $2,937,800 for the six months ended June 30, 2002. Management attributes the $713,000 or 24% increase in net sales to an approximately $1.5 million increase in sales of our Jay Jay The Jet Plane brand which was released in October 2002. Sales of Jay Jay products to Toys R Us, Inc. accounted for approximately $1.1 million of the total.
         Gross profit increased by $355,600 to $1,543,800 for the six months ended June 30, 2003, compared with $1,188,200 for the six months ended June 30, 2002. The gross profit percentage improved to 42% from 40% for the six month periods ended June 30, 2003 and 2002 respectively. The increase in gross profit is mainly attributable to the increase in sales discussed above. The increase in gross profit percentage compared to the same period in 2002, was mainly attributable to lower product and freight costs.

         Selling, general and administrative (SG&A) expenses decreased by $326,100 to $1,593,800 for the six month period ended June 30, 2003 from $1,919,900 for the six month period ended June 30, 2002. This 17% decrease in SG&A expenses is due primarily to a decrease in compensation costs of $283,000 due to reductions in staffing and a decrease in travel and living of $45,000 resulting from improved airfare costs and reduced international travel. These decreases were partially offset by an increase of $24,000 in advertising and sales promotion resulting from increased merchandising promotion and marketing communication programs.

         Interest expense related to current and long-term debt was $55,300 and $73,900 for the six month periods ended June 30, 2003 and 2002, respectively. The decrease of $18,600 is due to lower borrowings under our line of credit, combined with a lower rate of interest.

         Other income and (expense) during the six month periods ended June 30, 2003 and 2002 was $1,400 and $15,800, respectively. The $14,400 change was mainly attributable to a decrease in service charges.

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Income before provision for income taxes and net income: as a result of the foregoing, the loss before taxes was $103,900 and the net loss after taxes was $103,900 for the six months ended June 30, 2003, compared with a loss before taxes of $789,800 and net loss after taxes of $752,100 for the six months ended June 30, 2002.

         Financial Condition, Liquidity, and Capital Resources:
         As of June 30, 2003, the Company had cash and cash equivalents of $459,500 representing a decrease of $103,900 compared to December 31, 2002.

         After taking account of non-cash items and other adjustments, our cash requirements for operations for the six months ended June 30, 2003 were $588,200. The principal source of cash from Operating activities for the six months ended June 30, 2003 was an increase in accrued expenses of $209,900 due to deferred payment terms for royalty and sales commission expenses and an increase in accounts payable of $132,600 due to a seasonal increase in inventory purchases. Principal uses of cash from Operating activities in the first six months of fiscal 2003 were: an increase of $971,100 in accounts receivable resulting principally from increased sales and an increase of $112,800 in prepaid expenses.

         To meet a portion of our operating cash requirements, we increased our borrowing under our line of credit by $657,200. After applying $141,300 to the repurchase of common stock and $53,700 to repayment of mortgage and capital lease principal, this left net cash from financing activities of $488,200.

         At June 30, 2003, borrowing under our line of credit was $1,573,000, an increase of $97,300 from $1,475,700 as of June 30, 2002. Our line of credit provides for borrowings up to $2,000,000 at the prime rate and matured June 30, 2003. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of June 30, 2003 we were eligible to borrow $1,983,900 under our line of credit and were in compliance with our financial covenants. In June 2003, we signed an agreement to renew the line of credit at a lending rate of prime plus 1/2%. The new line of credit will mature on June 30, 2005.

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

         PART II.  OTHER INFORMATION

         ITEM 2. Changes in Securities

         On May 15, 2003, the Company entered into an agreement with CEOCast, Inc. whereby CEOCast provides the Company with certain investor relations and related services. As part of the consideration for these services, the Company issued CEOCast a warrant to purchase 60,000 shares of the Company's common stock at $2.00 per share. The warrant expires on May 14, 2004. The issuance is exempt from registration by virtue of the exemption under Section 4(2) for issuances not involving a public offering.

         On June 30, 2003, the Company made a distribution of common stock purchase warrants to its shareholders of record as of June 12, 2003. The Company distributed a total of 3,272,092 warants. For each share of common stock held as of the record date, the shareholders received one warrant. Each warrant entitles the holder to purchase one share of common stcok at an exercise price of $2.00 per share. The warrants expire on June 11, 2004. The issuance is exempt from registration because the distribution of the warrants do not consitute an offer or sale of the warrants.

         ITEM 4. Submission of Matters to Vote of Shareholders

         The annual meeting of shareholders was held in the Company's offices at 390 North Orange Ave. Suite 2185, Orlando, Florida 32801 on Thursday, June 5, 2003. The sole proposal brought before the shareholders was the election, as nominated by the Board of Directors, of Judith Kaplan and Scott Runkel as Class I Directors and Warren Kaplan for election as a Class II Director. The total number of shares entitled to vote at the meeting was 3,100,100. As a result of the votes cast, as described below, all three nominees were elected for two year terms to expire at the Annual Shareholders' Meeting in 2005 and 2004 respectively:

         Name           For             Against         Abstained
         -------------------------------------------------------------
         Judith Kaplan  2,239,528       2,923           16,436
         Warren Kaplan  2,239,528       2,923           16,436
         Scott Runkel   2,242,451       -0-             16,436

         Ronald Kaplan and Neil Swartz were the two remaining Directors whose terms will continue to the Annual Meeting of Shareholders' in 2004. No other business was brought before the Annual Meeting.

         ITEM 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

         Exhibit No.     Description

         10.11 Loan Agreement by and between Mercantile Bank and Action Products International, Inc. dated June 20, 2003.

         99.1 Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

         99.2 Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification


         B. Reports on Form 8-K

         A Form 8-K dated July 9, 2003 was filed on July 11, 2003 announcing revenues for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Action Products International, Inc.


         Date: July 25, 2003             By: /s/ RONALD S. KAPLAN
               -------------                 ---------------------------------
                                             Ronald Kaplan
                                             Chief Executive Officer (Principal
                                             Executive Officer)


         Date: July 25, 2003             By: /s/ ROBERT L. BURROWS
               -------------                 ---------------------------------
                                             Robert L. Burrows
                                             Chief Financial Officer (Principal
                                             Accounting Officer)

     Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

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

                           (b) evaluated the  effectiveness  of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           (a) all  significant  deficiencies  in the  design or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 25, 2003                       By: /s/ RONALD S. KAPLAN
                                              --------------------
                                              Ronald Kaplan
                                              Chief Executive Officer
                                              (Principal Executive
                                              Officer)

     Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

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

                           (b) evaluated the  effectiveness  of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           (a) all  significant  deficiencies  in the  design or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: July 25, 2003                 By: /s/ ROBERT L. BURROWS
                                                ---------------------
                                                Robert L. Burrows
                                                Chief Financial Officer
                                                (Principal Accounting Officer)