Form 10QSB
period 2003-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2003-10-28
CIK 747435

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2003

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-13118

(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2095427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

390 N. Orange Ave., Suite 2185, Orlando, Florida, 32801

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code (407) 481-8007

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 23, 2003
Common Stock, $.001 par value	3,448,600

Transitional Small Business Disclosure Format (check one):  YES  ☐  NO  ☒

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

Sept. 30, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$567,500
Accounts receivable, net of an allowance for doubtful accounts of $133,000	2,018,200
Inventories, net	1,182,000
Prepaid expenses and other assets	287,700

TOTAL CURRENT ASSETS	4,055,400
PROPERTY, PLANT AND EQUIPMENT	2,158,400
Less accumulated depreciation and amortization	(1,240,700)

NET PROPERTY, PLANT AND EQUIPMENT	917,700
GOODWILL	782,400
OTHER ASSETS	744,000

TOTAL ASSETS	$6,499,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of obligation under capital lease	$89,300
Accounts payable	501,300
Accrued expenses, payroll and related expenses	623,500
Current portion of mortgage payable	24,000
Borrowings under line of credit	1,078,800
Other current liabilities	28,700

TOTAL CURRENT LIABILITIES	2,345,600

OBLIGATION UNDER CAPITAL LEASE	23,100
MORTGAGE PAYABLE	631,900
DEFERRED REVENUE	81,300
OTHER	14,400

TOTAL LIABILITIES	3,096,300

SHAREHOLDERS’ EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock - $.001 par value; 15,000,000 shares authorized; 3,520,000 shares issued	3,500
Treasury stock - $.001 par value; 172,800 shares, at par value	(200)
Additional paid-in capital	4,789,700
Accumulated deficit	(1,389,800)

TOTAL SHAREHOLDERS’ EQUITY	3,403,200

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,499,500

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30th		Nine Months Ended Sept. 30th
	2003	2002	2003	2002
NET SALES	$2,724,000	$1,944,900	$6,374,800	$4,882,700
COST OF SALES	1,630,600	1,181,800	3,737,600	2,931,400

GROSS PROFIT	1,093,400	763,100	2,637,200	1,951,300
OPERATING EXPENSES
Selling	349,700	266,200	932,000	978,600
General and administrative	553,600	544,300	1,565,100	1,751,800

TOTAL OPERATING EXPENSES	903,300	810,500	2,497,100	2,730,400

INCOME (LOSS) FROM OPERATIONS	190,100	(47,400)	140,100	(779,100)
OTHER INCOME (EXPENSE)
Interest expense	(32,200)	(33,500)	(87,500)	(107,400)
Other	6,900	(2,800)	8,300	13,000

	(25,300)	(36,300)	(79,200)	(94,400)

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FROM INCOME TAXES	164,800	(83,700)	60,900	(873,500)
BENEFIT (PROVISION) FROM INCOME TAXES	0	0	0	37,700

NET INCOME (LOSS)	$164,800	$(83,700)	$60,900	$(835,800)

INCOME (LOSS) PER SHARE
Basic	$0.05	$(0.04)	$0.02	$(0.38)
Diluted	$0.04	$(0.04)	$0.02	$(0.38)

Weighted average number of common shares outstanding:
Basic	3,158,400	2,190,200	3,137,100	2,194,600
Diluted	4,163,020	2,190,200	3,140,400	2,194,600

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended Sept. 30th
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$60,900	$(835,800)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	108,600	123,400
Amortization	240,700	146,800
Loss on disposal of property plant and equipment	—	58,500
Warrant issued for services	16,600	—
Provision for bad debts	47,000	(9,800)
Deferred income tax provision	—	(37,700)
Changes in:
Accounts receivable	(1,268,800)	(89,100)
Inventories	(29,400)	380,300
Prepaid expenses	(7,900)	(100,100)
Other assets	(185,800)	(425,800)
Accounts payable	147,600	620,700
Accrued expenses, payroll and related expenses	518,300	(87,000)
Income taxes receivable	—	159,400
Deferred revenue	(18,700)	(18,700)

NET CASH USED IN OPERATING ACTIVITIES	(370,900)	(114,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(35,400)	(10,900)

NET CASH USED IN INVESTING ACTIVITIES	(35,400)	(10,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(141,300)	(42,000)
Net proceeds from common stock options and warrants exercise	465,600	22,500
Repayment of notes payable and obligation under capital lease	(77,000)	(98,300)
Net change in borrowings under line of credit	163,100	(158,300)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	410,400	(276,100)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,100	(401,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	563,400	482,800

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$567,500	$80,900

Supplemental disclosures - cash paid for:
Interest	$87,500	$107,400
Income Taxes	—	—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at September 30, 2003 and the results of its (i) operations for the three month and nine month periods ended September 30, 2003 and 2002 and (ii) cash flows for the nine month periods ended September 30, 2003 and 2002. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

2.	Line of credit. In June 2003, the Company entered into an agreement with a financial institution, to renew an existing revolving line of credit (the “Revolver”) for up to $2 million at Prime plus ½%. The borrowings under the Revolver are collateralized by inventory and accounts receivable. The Company utilizes the Revolver to finance accounts receivable, inventory and other operating and capital requirements. The renewed Revolver matures June 30, 2005 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements comprising the Company’s 35,000 sq. ft. product distribution center. The mortgage contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At December 31, 2002, the Company was not in compliance with the debt service coverage and debt to net worth covenants. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve month period ending December 31, 2003.

4.	Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the three month and nine month periods ending September 30, 2002, as their effect would have been anti-dilutive. The average number of common stock equivalents that were excluded from the calculation for the three month and nine month periods ending September 30, 2002 totaled 1,056,300.

5.	Common Stock and Equity Securities. During the nine month period ended September 30, 2003, the Company repurchased 126,700 of its common shares, at a cost of $141,300.

On April 24, 2003 the Company announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00 and expires June 11, 2004. As of June 30, 2003 approximately 3,272,100 warrants had been issued. As of October 23, 2003, total warrants exercised were 287,300.

In May 2003, the Company issued a warrant for services which entitles the holder to purchase 60,000 shares common stock at an exercise price of $2.00 per share. The Company used the Black-Scholes valuation model to estimate the fair value of these warrants. The estimated fair value of $16,600 has been recorded in general and administrative expense. The warrant was exercised in September 2003.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Common Stock and Equity Securities (cont.)

In August 2003 two Directors were granted a total of 150,000 options at an exercise price of $3.00 each under the Company’s stock option plan.

At September 30, 2003, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is shown below:

		Three Months Ended Sept. 30th 2003	Nine Months Ended Sept. 30th 2003
Net income (loss)	As reported	$164,800	$60,900
	Pro forma	$(43,100)	$(147,000)

Income (loss) per share	Basic
	As reported	$0.05	$0.02
	Pro forma	$(0.01)	$(0.05)
	Diluted
	As reported	$0.04	$0.02
	Pro forma	$(0.01)	$(0.05)

6.	Reclassifications. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions, could cause actual results to differ materially from those set forth in the forward-looking statements. Additional factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, but are not limited to, the following:

•	the size and growth of the market for our products,

•	competition,

•	pricing pressures,

•	market acceptance of our products,

•	the effect of economic conditions,

•	intellectual property rights,

•	the results of financing efforts,

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-looking Statements (cont.)

•	risks in product development, and

•	other risks identified in this report and our other periodic filings with the Securities and Exchange Commission.

Results of Operations:

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Net sales for the three months ended September 30, 2003 were $2,724,000, compared with net sales of $1,944,900 for the three months ended September 30, 2002. Management attributes the $779,100 or 40% increase in net sales to an approximately $1.2 million increase in sales of our Jay Jay the Jet Plane brand which was released in October 2002. Sales of Jay Jay products to a single major customer accounted for approximately $0.8 million of the total.

Gross profit increased by $330,300 to $1,093,400 for the three months ended September 30, 2003, compared with $763,100 for the three months ended September 30, 2002. The gross profit percentage improved to 40% from 39% for the three month periods ended September 30, 2003 and 2002 respectively. The increase in gross profit is mainly attributable to the increase in sales discussed above. The increase in gross profit percentage compared to the same period in 2002, was mainly attributable to increased profit margins on newer items, fewer sales discounts and lower freight costs.

Selling, general and administrative (SG&A) expenses increased by $92,800 to $903,300 for the three month period ended September 30, 2003 from $810,500 for the three month period ended September 30, 2002. This 11% increase in SG&A expenses is due primarily to increases in:

•	Sales commissions of $16,400 resulting from increased sales

•	Advertising and promotion of $23,600 resulting from increased merchandising promotion and trade show participation

•	Professional services and printing of $16,400 resulting principally from contract staffing and expanded public relations activities and

•	Doubtful accounts expense of $58,400

These increases were partially offset by a $48,400 decrease in compensation expense.

Interest expense related to current and long-term debt was $32,200 and $33,500 for the three month periods ended September 30, 2003 and 2002, respectively. The decrease of $1,300 is due to lower borrowings under our line of credit, combined with a lower rate of interest.

Other income and (expense) during the three month periods ended September 30, 2003 and 2002 was $6,900 and ($2,800), respectively. The $9,700 change was mainly attributable to an increase in service charges.

Provision for income taxes was zero for the three months ended September 30, 2003 and September 30, 2002 as a result of utilization of a portion of prior net operating losses of $1.1 million.

Net income as a result of the foregoing was $164,800 for the three months ended September 30, 2003, compared with a net loss of $83,700 for the three months ended September 30, 2002.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2003 were $6,374,800, compared with net sales of $4,882,700 for the nine months ended September 30, 2002. Management attributes the $1,492,100 or 31% increase in net sales to an approximately $2.7 million increase in sales of our Jay Jay the Jet Plane brand which was released in October 2002. Sales of Jay Jay products to a single major customer accounted for approximately $2.1 million of the total.

Gross profit increased by $685,900 to $2,637,200 for the nine months ended September 30, 2003, compared with $1,951,300 for the nine months ended September 30, 2002. The gross profit percentage improved to 41% from 40% for the nine month periods ended September 30, 2003 and 2002 respectively. The increase in gross profit is mainly attributable to the increase in sales discussed above. The increase in gross profit percentage compared to the same period in 2002, was mainly attributable to lower product and freight costs.

Selling, general and administrative (SG&A) expenses decreased by $233,300 to $2,497,100 for the nine month period ended September 30, 2003 from $2,730,400 for the nine month period ended September 30, 2002. This 9% decrease in SG&A expenses is due primarily to a decrease in compensation costs of $350,200 due to reductions in staffing and a decrease in travel and entertainment expenses of $37,500 resulting from improved airfare costs and reduced international travel. These decreases were partially offset by:

•	increases of $48,100 in advertising and sales promotion resulting from increased merchandising promotion and marketing communication programs,

•	Professional services of $16,400 resulting principally from contract staffing and expanded public relations activities and

•	Doubtful accounts expense of $56,800.

Interest expense related to current and long-term debt was $87,500 and $107,400 for the nine month periods ended September 30, 2003 and 2002, respectively. The decrease of $19,900 is due to lower borrowings under our line of credit, combined with a lower rate of interest.

Other income and (expense) during the nine month periods ended September 30, 2003 and 2002 was $8,300 and $13,000, respectively. The $4,700 change was mainly attributable to a decrease in service charges.

Provision for income taxes was zero for the nine months ended September 30, 2003 compared with a benefit of $37,700 for the nine months ended September 30, 2002 as a result of utilization of a portion of prior net operating losses of $1.1 million.

Net income as a result of the foregoing was $60,900 for the nine months ended September 30, 2003, compared with a net loss of $835,800 for the nine months ended September 30, 2002.

Financial Condition, Liquidity, and Capital Resources:

As of September 30, 2003, we had cash and cash equivalents of $567,500 representing an increase of $4,100 compared to December 31, 2002.

After taking account of non-cash items and other adjustments, our cash requirements for operations for the nine months ended September 30, 2003 were $370,900. The principal source of cash from operating activities for the nine months ended September 30, 2003 was an increase in accrued expenses of $518,300 due to deferred payment terms for royalty and sales commission expenses and an increase in accounts payable of $147,600 due to a seasonal increase in inventory purchases. Principal uses of cash from operating activities in the first nine months of fiscal 2003 were: an increase of $1,268,800 in accounts receivable resulting principally from increased sales and an increase of $185,800 in other assets related to the purchase of molds and tools for the production of new Jay Jay the Jet Plane items. The principal use of cash from investing activities was a $30,900 refurbishment of our warehouse building.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources (cont.)

To meet a portion of our operating cash requirements, we increased our borrowing under our line of credit by $163,100 and received $465,600 in net proceeds from common stock options and warrants. After applying $141,300 to the repurchase of common stock and $77,000 to repayment of mortgage and capital lease principal, this left net cash from financing activities of $410,400.

At September 30, 2003, borrowing under our line of credit was $1,078,800, a decrease of $455,600 from $1,534,400 as of September 30, 2002. Our line of credit provides for borrowings up to $2,000,000 at the prime rate plus ½% and matures June 30, 2005. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of September 30, 2003 we were eligible to borrow $2,000,000 under our line of credit and were in compliance with our financial covenants.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls which are included within disclosure controls and procedures during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification
31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification
32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification
32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

-	Form 8-K dated August 27, 2003 was filed on September 11, 2003 announcing a non-exclusive warrant solicitation agreement.

-	Form 8-K dated August 30, 2003 was filed on October 15, 2003 announcing a non-exclusive warrant solicitation agreement.

-	Form 8-K dated October 5, 2003 was filed on October 23, 2003 announcing a non-exclusive warrant solicitation agreement.

-	Form 8-K dated October 7, 2003 was filed on October 8, 2003 setting forth third-quarter and nine month, 2003 revenues.

ITEM 6. Exhibits and Reports on Form 8-K (cont.)

-	Form 8-K dated October 20, 2003 was filed on October 20, 2003 announcing an anticipated increase in net profit for the quarter ending September 30, 2003 compared to the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date:	October 28, 2003	By:	/s/ RONALD S. KAPLAN

Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2003	By:	/s/ ROBERT L. BURROWS

Robert L. Burrows
Chief Financial Officer (Principal Accounting Officer)