Form 10KSB
period 2003-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2004-02-27
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-13118

(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA	59-2095427
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

390 N. ORANGE AVE., SUITE 2185 ORLANDO, FLORIDA	32801
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including area code: (407) 481-8007

Securities registered under Section 12(b)

of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)

of the Securities Exchange Act of 1934:

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $8,217,900.

As of February 23, 2004, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $4,883,600.

As of February 23, 2004, there were 3,721,500 shares of issuer’s common stock outstanding.

Documents Incorporated by Reference: Portions of the issuer’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 9, 10, 11, 12 and 14 of this report.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “Action Products” and “our company” refer to Action Products International, Inc., a Florida corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Action Products Canada, Ltd.

Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “believe,” “may,” “should,” “expect,” “anticipate,” “plan”, “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results and Market Price of Our Stock” and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

P ART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Action Products International, Inc. (NASDAQ: APII) is a brand-focused, educational toy company. We design, manufacture and market a diversified portfolio of educational, positive and non-violent brands of toy products, to various retailing channels such as toy stores, specialty retailers, education outlets, museums, and attractions in the United States and throughout the world. We were originally incorporated, and began our operations, in New York in 1977, and relocated and re-incorporated in Florida in 1980 as a distributor of education oriented toys and children’s books, stationery and souvenirs, supplying museum gift shops. In 1996 a new business model was developed and implemented around our toy business. From 1997 through 2003 we successfully developed or acquired and brought to market a core portfolio of proprietary branded product lines to replace sales of divested non-core lines. Our first internally developed proprietary toy brand, Space Voyagers®, generated approximately $1.0 million in its first full year on the market. During the past seven fiscal years, we have continued to develop other new proprietary products through internal development, licensing and acquisition. In October 2002 we began shipping our newest brand, Jay Jay The Jet Plane™, based on the PBS television show of the same name. Our business model is based on the expansion of core brands, while developing new brands through internal product development, favorable licensing agreements and prudent acquisitions. Our growth strategy is based on increasing our sales turnover, penetration in existing channels and diversifying distribution channels, while creating and increasing brand equity.

We sell our educational toy product lines under the umbrella name “Action Products™”. Our marketing and promotion communications focus on our individual brands such as SPACE VOYAGERS®, CLIMB@TRON™, I DIG DINOSAURS®, WOODKITS™, DROP ZONE EXTREME®, PLAY & STORE™ and JAY JAY THE JET PLANE™. Products include premium wooden toys, action figures, play-sets, activity kits and various other playthings with a strategic emphasis on non-violent and educational and fun topics such as Space, dinosaurs, science, and nature.

The EarthLore® I Dig Dinosaurs® brand acquired in October 2000 continues to be a strong brand and contributed over $1.1 million to net sales in 2003. Our best brand rollout to date is the new Jay Jay The Jet Plane™ brand that was introduced in the fourth quarter of 2002. It produced $3.5 million in net sales in 2003. Our other brands including Drop Zone Extreme™, Space Voyagers® and Play & Store™ contributed the remaining $3.6 million net sales in 2003.

In addition to the development of internal brands, we actively pursue prudent acquisition opportunities and licensing arrangements. In October 2000, we acquired certain assets of Earth Lore Ltd., an award-winning, privately held Canada-based maker of popular educational excavation kits for children. The acquisition provided us with an appropriate product line extension, and channels of distribution that complemented our existing brands. In December 2001, we acquired a license agreement with the developers of the PBS children’s show Jay Jay The Jet Plane™ to develop and launch our new wooden adventure system based on the episodes of this popular children’s series. We launched this product line in the fourth quarter 2002 to popular reception from the trade and consumers.

Sales for the year ended December 31, 2003 were $8,217,900 compared to $6,429,300 in 2002. This represents a 28% gain, which is impressive considering the challenges the toy retailers experienced during the year. The 2003 sales figure was the highest in the company’s history. In the fourth quarter, sales were $1,843,100 in 2003 compared to $1,546,600 in 2002 representing an increase of 19%.

Market Opportunity

The principal markets for our products are consumers who purchase through retail specialty toy stores or the toy departments of national and regional retail chains, museum gift and education stores, and, to a lesser extent, through catalogs or over the Internet. We currently compete primarily in the preschool and elementary school categories in the United States and international consumer markets. We believe we are well positioned to continue to grow faster than the markets we participate in and our long-term goal is to capture a significant share of these markets.

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

Several of our product lines which includes I Dig™, Climb@Tron™ and Space Voyagers® appeal to international customers. We expect our foreign sales that totaled approximately $0.5 million in 2002 and $0.4 million in 2003 to grow in the future as we execute distribution agreements with additional foreign distributors.

Our Market Position

We believe we are well positioned to capitalize on the increased emphasis on education and the trend towards encouraging children’s interest in positive play and their world surroundings. We believe our innovative products meet this increasingly important market need. Unlike promotional toys, our products emphasize quality and a healthy alternative for consumers looking for solutions to the negative influences of less positive play patterns and tend to avoid fashionable or short-lived aspects of promotional toys.

Our Business Strategy

Our goal is to become the leading provider of educational, positive, non-violent toys for ages 2-10 through specialty retailers and selected chain stores in the U.S. and international markets by:

Strengthening our distribution channels. We have the potential of reaching a significantly greater number of toy retailers than we have achieved to date. At year end of 2003 market penetration, particularly in the specialty toy retail channel, was approximately 50% of the estimated total of 2,000 North American outlets. During the latter part of 2002, management implemented several changes in our sales organization intended to upgrade our capabilities to better implement our sales strategies and programs targeted to increase penetration in the retail store channel. Sales programs now include a loyalty program for independent toy retailers (using freight and payment dating incentives); cost efficient merchandising, easy to try brand assortments, and a dealer communication program to better position our company and our brands with retail dealers. Plans are underway to better train dealers and their retail sales staff on the attributes of our brands. These programs are designed to assist with two core distribution objectives; first to increase dealer support for our brands thereby increasing market penetration and second to increase sell-through for our dealers. Additionally we believe we are not limited to traditional toy and other large discount retailers for distribution of our products. We plan to increase distribution of our products through independent specialty toy retailers, museums, zoos and attractions, the education industry suppliers, as well as select national and regional retail chains.

Broaden and diversify our specialty distribution. We have targeted a number of new channels and deeper penetration into existing channels (i.e. hobby stores, educational market, book stores including the Christian book store market, theme parks, Canada and other international markets, museums, zoos and aquariums, thematic attractions, gift shops in destination restaurants, hospital gift shops, and airport stores.)

Increasing our product offerings to our target markets. Our plan is to introduce and ship over 30 new products in 2004 in our key core brands including I Dig Excavation Adventures™ with the new I Dig Treasures Pirates line, Space Voyagers® female astronaut action figure, Kidz Workshop EZ Build™, and JAY JAY THE JET PLANE WOODEN ADVENTURE SYSTEM™. Additionally, we anticipate reintroducing within the next twelve months over a dozen products that had proven successful in the past and have been requested by museums, zoos and aquariums. We will continue to enhance our products and lines through the design, development and acquisition of new product offerings of educational/non-violent toys in the preschool and elementary school age categories. We expect to identify suitable acquisition candidates, with established brands, which we believe will benefit our dealers and consumers resulting from synergies of combined sales and supply chain management.

Increasing trade and consumer awareness: We anticipate significantly increasing in-store merchandising support, shelf space, store events, and advertising. These types of marketing initiatives in 2003 helped increase our average independent toy store sales by over 40%. We continue to gain consumer awareness as well as insight through the use of inserts in our product packaging. Each product insert contains a cross sell brochure increasing consumer awareness of the line, while a store product registration card gives the company consumer feedback.

Expanding our presence in international markets. We have already successfully test marketed several of our products in international markets but we have only recently begun to focus on this area. Our international net sales were approximately $0.5 million in 2002 and $0.4 million in 2003. We expect our sales from international markets to grow and to constitute a growing portion of our sales in the future. We plan to penetrate international consumer markets by using a combination of direct sales to retailers and distribution arrangements. For example, we have an established distribution relationship in the U.K., which is estimated to be a $2 billion toy market, and an established sales experience with some major retailers in Canada. We expect to continue to develop these existing channels and selectively add new ones to increase our international sales potential.

Expanding our products and sales through acquisitions. We expect to continue to evaluate acquisition opportunities that have the potential for significant cost synergies and provide our dealers complementary product lines that can be readily merged into our current supply, sales and distribution process.

Our Products

Our products consist of toys and activity kits for children packaged and marketed under a diversified portfolio of brands. This mitigates the risks associated with single brand strategies and builds influence with our distribution channels as a provider of multiple best selling product lines designed to create long-term sales streams for our retail dealers and us. We realize not all brands share equivalent sales, distribution or longevity potential, however we believe creating brand equity amongst a core of diversified brands is important to our long term success and in the best interest of our shareholders. Following are descriptions of several of our key brands:

Jay Jay The Jet Plane™

Based on the animated series currently airing on PBS and PBS Kids networks, the Jay Jay The Jet Plane Wooden Adventure System™ comprised of characters and accessories is designed specifically for children ages 3 to 6, using high quality wood. Wood play systems, some based on preschool properties such as THOMAS & FRIENDS™ and BOB THE BUILDER™ have become a staple for children’s toy dealers throughout the world. Created in America, Jay Jay The Jet Plane™ is most often likened to the UK based “Thomas” property. Industry estimates indicate the sale of Thomas & Friends wood toys generate over $50 million a year for its manufacturer. As such, we believe there is good potential for our line of Jay Jay The Jet Plane Wooden Adventure System™ toys. The television reach for Jay Jay The Jet Plane™ is expanding internationally. We believe the international market for our Jay Jay toys will mirror the carriage of the television and video content on a country-by-country basis. We are still in the launch phase of this important product line with significant new product introductions planned throughout 2004 and 2005.

Climb@Tron™ & Wild Climbers™

Climb@trons are robots that climb up, down, around, and even upside down on smooth surfaces like windows, mirrors and cabinets using powerful suction cups and vacuum technology and auto reverse action to keep Climb@Tron™ going even after bumping into barriers. Themes include interplanetary robots and wild animals.

Kidz Workshop™

Our Kidz Workshop line includes the award winning EZ Build Projects™ that promote confidence-building, fun-to-assemble where one tool does it all; Kidz Workshop fits the bill for children of ages 7 and up. EZ Build Projects are winners of Dr. Toy’s 10 Best Socially Responsible Toys and 2002 100 Best Children’s Products awards.

I Dig™ Excavation Adventures

Our I Dig™ Excavation Adventures let children become modern day dinosaur hunters and archaeologists. Using steel tools, children dig through dust free “rock” to unearth replica dinosaur bones and Egyptian artifacts. This line will be expanded in 2004 with the introduction of three I Dig™ Treasures Pirate Adventures.

Space Voyagers®

Our Space Voyagers® line combines vehicles from the space programs of the past, present, and near future. This line of astronaut action figures and accessories is designed to appeal to both children and parents on two levels. The products are physically designed, decorated and packaged to appeal to the child’s sense of “cool” state-of-the-art figure based play, with scenarios of risk and heroism. The absence of violence and the inherently educational attributes of space exploration, science and discovery appeal to a wide variety of consumers.

Licensing

We began the strategic use of licensed intellectual properties in 1998. In April, 2000, we signed a licensing agreement with Apollo Astronaut Buzz Aldrin to further develop and promote the Space Voyagers® brand. This license strengthens the brand’s exclusive market position as “The Most Authentic Space Toys on EarthSM”. The agreement expires in 2005 and is automatically renewable for five additional years.

In December 2001 we signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The popularity of this PBS children’s cartoon made for a very successful launch of the product in the fourth quarter of 2002. The initial term of the agreement expires in December 2004 and is renewable at our election for one additional year. Based on the sales performance to date and our positive working relationship with Porchlight Entertainment we believe the license will be extended beyond the one-year renewal term.

In January 2004 we signed a new exclusive distribution agreement for certain of the Climb@Tron™ robots. The term is for two years and the right to maintain exclusive distribution in the assigned territory is subject to meeting minimum sales levels.

We will continue to selectively seek out appropriate licensing agreements that support our objective to develop exclusive quality brands with long-term sales growth potential.

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced services and to concentrate our internal resources on product development, sales and marketing. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. We use several OEM contract manufacturers to source components and build finished products to our specifications. We currently use approximately 17 contract manufacturers located in the United States, Hong Kong and China to build our finished products. The suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies.

During 2003 and 2002 our largest single manufacturer supplied 46% and 6% respectively, of our products and our top three manufacturers combined supplied a total of 62% and 46% respectively. We believe that other manufacturers are available to us should any of our significant manufacturers, including our largest manufacturer, be unable or unwilling to continue to manufacture our products for us.

Based on our net sales in 2003, major retailers and international distributors took title to approximately 24% of our products directly from our manufacturing facilities in Asia. However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and our retailers and distributors throughout the U.S. and Canada.

Marketing, Sales and Advertising

We exhibit our product lines at toy, gift and related industry trade shows. Our most important trade show is the American International Toy Fair held in New York City in February. At the 2002 Toy Fair, we introduced the newly licensed Jay Jay The Jet Plane Wooden Adventure System™, Kidz Workshop™ plus expanded I Dig™, and Drop Zone Extreme™ product lines. At the 2003 Toy Fair, we introduced new Jay Jay The Jet Plane™ characters, Wild Climbers™ an extension to our Climb@Tron™ brand and expanded our Woodkit selection.

We sell our product lines through a network of manufacturer representative firms and an internal, direct-sales department. Our direct sales department includes a team that focuses on selling to our original customer base in the attraction and museum categories. Our sales department also has a customer service team that manages and supports our retailers and the manufacturer representative firms with marketing collateral, product information, order processing and selected customer presentations. During 2003 we implemented an incentive program that rewards our manufacturer representative firms for increases in sales by existing account and adding new accounts.

We capitalize on strategic marketing campaigns, point of purchase displays and creative package design to build brand equity and promote product sell-through. We partner with our retail customers nationally to sponsor I Dig™ Dinosaurs Play Days, featuring a dinosaur dig site allowing groups of children to participate in a live product demonstration. We also continued our in-store Woodkits Fixture Program, placing new merchandise racks in retail outlets throughout the U.S. and Canada. Retailers ordering a prescribed assortment and quantity of wood kit products are eligible for this program.

Trade advertising remained a core marketing tool in 2003. We placed ads throughout the year in trade publications including Playthings, The Toy Book and publications of the American Specialty Toy Retailers Association (ASTRA). Through a cross marketing arrangement our Jay Jay The Jet Plane Wooden Adventure System™ is advertised to consumers in Jay Jay story books published by the Price Stern Sloan division of Penguin Putnam Publishing. Other cross marketing arrangements are under discussion with Jay Jay and other brands. In 2003 we placed our first targeted consumer advertisement in a special Playthings toy insert in Woman’s Day Magazine. This special edition was distributed to a target audience of approximately 400,000 Women’s Day subscribers with young children.

Sales and Distribution

We service customers in all fifty U.S. states and the District of Columbia, and export to a number of foreign countries including the United Kingdom, Spain, Canada and Japan.

Our management focuses its efforts on growing our customer base by increasing our penetration and presence in new and existing distribution channels. Museum stores and attractions throughout the U.S. and around the world served as our primary customer base since the inception of our company. While this niche provided us with a solid foundation for growth, we have successfully expanded our distribution to national toy stores, specialty retailers and other available retail outlets. We have a diversified customer base including some of the major toy retailers in the U.S. and Canada. Eight large customers accounted for slightly over 50% of our net sales in 2003. Our largest single customer accounted for slightly less than 30% of our total net sales.

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

Our distribution strategy is focused on the specialty retail and selected mass-market channels. This includes selectively differentiating the products we distribute through each channel to address the divergent pricing, packaging and merchandising requirements of customers in the specialty and mass market channels.

International Operations, Sales and Manufacturing

On September 28, 2000, we formed Action Products Canada, Ltd., a wholly owned Canadian subsidiary, for the purpose of acquiring substantially all of the assets including, but not limited to, patents, pending patent applications, trademarks, brand names, customer lists and inventory and assuming certain liabilities of Earth Lore, Ltd., a Canadian toy manufacturer located in Winnipeg, Manitoba. The primary reason for this transaction was to obtain Earth Lore’s rights and market share in the “I Dig Dinosaurs” line of toys. These toys are educational and non-violent and complement our other product offerings. On October 15, 2000, the acquisition was completed and was accounted for using the purchase method of accounting for business combinations. Following completion of the acquisition we implemented a plan to exit certain Canadian production and distribution activities by integrating the acquired assets and distribution activities into our facility in Florida. Production of the EarthLore products was successfully transferred at the end of December 2001, to a cost effective and reliable foreign source with a successful track record manufacturing other products in our line.

Overall revenues from our international sales represented approximately $0.5 million or 8% of our total revenues in 2002 and over $0.4 million or 5% in 2003. Over 70% of international sales were made in Canada. Revenues from other international customers still represent a limited percentage of our total revenues.

Although we have formal international distributor agreements for The United Kingdom, we also sell to other international accounts and distributors on a direct basis.

In general, international sales are subject to inherent risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. Our products are produced by approximately 17 outside manufacturing companies in the U.S., Hong Kong and China, and are imported directly by us as finished goods. Though we did experience some delays in shipment in the fall of 2002 due to a prolonged work stoppage at 28 west-coast shipping ports, the effect was mainly a delay in sales and over the long term will not have a materially adverse effect on the business. We do not expect this event to reoccur any time soon, nor do we expect to be impacted by any of the other risks listed above. There are no assurances that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and goodwill. We experience minimal currency risk because these foreign sourcing transactions are conducted using U.S. dollars.

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

Competition

Our business is highly competitive and we compete for shelf space with various toy manufacturers, importers and distributors, such as Leapfrog with $1.15 billion in sales of educational toys; Learning Curve (which was acquired by RC2 Corporation) with $130 million in sales to specialty retailers; Jakks Pacific which keys its growth to acquisitions; and a number of smaller companies primarily having single product lines and often privately owned. Our ability to compete successfully is based upon our core competencies, including our experience in conceptualizing and developing quality toys that are themed as non-violent and educational, our unique ability to perform a wide range of specialized “same day” shipment on most domestic orders and outstanding customer service. Our manufacturer representative firms and in-house sales professionals maintain regular and close contact with direct customers. Our reputation, customer service and unique brand offerings enable us to build and maintain customer loyalty.

Intellectual Property

Our products are sold and protected under trademarks, service marks, trade names and copyrights, and a number of those products are produced using a patented method. We consider our intellectual property rights to be important assets in that they provide product recognition and protection. Our products are also protected in as many other countries as allowed by trademark, copyright and patent laws to the extent that such protection is available and meaningful. We currently believe our rights to these properties are adequately protected, but we cannot assure you that our rights can be successfully asserted in the future or that such rights will not be invalidated, circumvented or challenged.

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

Our products are rated according to the American Society of Testing and Materials (ASTM) safety protocol adopted by the United States and the EN-71 safety protocol adopted by the European Community. In addition, we expect to certify our products according to the Japanese Toy Association safety criteria for consumer products. We also voluntarily comply with certain standards established by the ASTM. Although compliance with this much stricter standard is completely at the discretion of the manufacturer, it is our firm policy that our toys meet this superior level of safety. We also maintain a quality control program to ensure product safety compliance with the various federal, state and international requirements. Our membership in the Toy Manufacturer’s Association provides an important resource to remain informed of the latest safety guidelines.

Notwithstanding the foregoing, there can be no assurance that all of our products are or will be hazard free. Any material product recall could have an adverse effect on us, depending on the product, and could affect sales of our other products.

Personnel

As of December 31, 2003, we had 28 employees worldwide, including three executive officers, seven sales and customer support personnel, four marketing and development personnel, six distribution personnel and eight administrative and procurement personnel. We offer our employees a benefits package that includes health and life insurance plans, a 401(k) plan and an employee-contributed IRC Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with us for at least a one-year period following termination of their employment. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

On November 30, 2003 the Employee Stock Ownership Plan was terminated. The plan assets, which were comprised of 13,800 shares of company stock and an equal amount of common stock warrants, were distributed to eligible participants.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Orlando, Florida, where we lease a 3,000 square foot suite in the downtown Orlando business district, staffed by executive, sales, marketing, importing and graphics personnel. We are currently on a short-term extension of the five-year lease that expired October 31, 2003. In February 2004, we finalized an agreement to sublease a new lower cost 6,000 square foot facility for a term of sixteen months with a twelve-month renewal option. The relocation scheduled for March 2004 is estimated to cost less than $10,000. Annual lease payments for the new facility will be approximately $50, 000, a savings of over $30,000 compared to our current location.

In addition, we own a distribution facility in Ocala, Florida. The Ocala facility, which we have owned for over twenty years and houses our distribution center, is comprised of a 35,000 square foot mixed use building and 2.5 acres of land. This facility, which is situated in an industrial park comprised of similar facilities, is expected to be sufficient to meet our current warehousing and distribution needs.

The property is encumbered by a mortgage, the principal balance of which, as of December 31, 2003, was $564,600 and may be prepaid at any time without penalty. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. A balloon payment of approximately $421,800 is due in 2008.

The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, we maintain a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2003, we were not in compliance with the debt service coverage covenant. However, we have obtained a waiver of non-compliance from the financial institution for the twelve-month period ending December 31, 2004.

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

We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2003.

PA RT II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “APII.” The following table represents the range of the high and the low bid quotations, as reported by the Nasdaq Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2002 and 2003. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2002	$0.69	$1.96
June 30, 2002	$1.19	$1.64
September 30, 2002	$0.93	$1.60
December 31, 2002	$0.87	$2.48

March 31, 2003	$0.90	$1.54
June 30, 2003	$0.62	$2.10
September 30, 2003	$1.82	$3.27
December 31, 2003	$2.50	$4.90

On February 23, 2004, the closing price of our common stock was $3.22 and we had approximately 870 record owners of our common stock.

Dividends and Dividend Policy

We previously distributed shares of common stock and warrants as dividends, but have not paid any cash dividends on our common stock during the last two fiscal years. However, we do anticipate paying cash dividends on our common stock in the foreseeable future contingent on the profitability of our business. We currently intend to retain the majority of future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors.

On April 24, 2003 we announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00 and expires June 11, 2004. As of June 30, 2003 approximately 3,272,100 warrants had been issued. As of December 31, 2003, total warrants exercised were 431,088.

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities by us during the fourth quarter of 2003 that were not registered under the Securities Act.

Repurchase of Securities

We did not repurchase any of our common shares during the fourth quarter of 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2003 and 2002 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

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

General Overview

In 1998, we shifted our focus from being a distributor of other manufacturers’ toys, gifts, souvenirs, promotional premiums and published products towards the development, establishment and distribution of our own proprietary brands and products. Our strategy is to continue broadening our collection of brands through internal development, licensing and acquisitions. Proprietary brands allow us to better control costs, maintain margins and secure favorable relationships with the most prominent sales and retail organizations in the toy industry.

We develop brands by introducing new products based on market opportunities and extending our strongest product lines. In 2001, we developed a broad line of themed educational toys with the name Play & Store™ to fill, what we believe to be, an overlooked niche in the specialty toy industry and we improved the line further with new products in 2002. We also introduced a Wooden Adventure System™ with the Jay Jay The Jet Plane™ name under a license agreement with Porchlight Entertainment. Our product development objective is to develop a solid diversified portfolio of proprietary brands to drive top line revenues.

Historically our principal source of revenues has been the sale of products to retailers. We anticipate this will continue for the foreseeable future. However, we intend to augment this with revenue generating licensing agreements for our proprietary brands and trademarks. The competition and consolidation taking place in the retail sector will continue to present challenges. However, we believe the opportunities for increased penetration of existing channels, continued diversification into new distribution channels and interactive markets will allow us to achieve our growth objectives

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, inventory valuation, intangible assets and stock-based compensation.

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

Inventory Valuation

Inventory is valued at the lower of cost (determined by the first-in, first-out method) or market. Based upon a consideration of quantities on hand, actual and anticipated sales volume, anticipated product selling price and product lines planned to be discontinued; slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in us under producing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded when deemed necessary.

Intangible Assets

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, goodwill is no longer amortized but, instead, is tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Management believes, based on the testing performed during 2003, that goodwill is not impaired.

We assess the recoverability of other intangible assets if facts and circumstances suggest that their carrying amount may have been impaired. In making its assessment, we give consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets, and other factors that may affect the recoverability of such assets. If such an assessment indicates that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets is reduced.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). This statement amends SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for us beginning with our year ended December 31, 2003. We have elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

		2002	2003
Net income (loss)	As reported	$(1,305,900)	$(523,600)
	Pro forma	$(1,490,300)	$(792,700)

Results of Operations

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	2003	2002
Net Sales	100.0%	100.0%
Cost of Sales	51.5%	54.6%

Gross Profit	48.5%	45.4%

Selling Expense	27.9%	28.1%
General & Administrative Expense	26.0%	36.3%

Total Operating Expense	54.0%	64.5%

Loss from Operations	-5.5%	-19.1%

Other Income/(expense)	-0.9%	-1.5%

Loss before benefit (provision) from Income Taxes	-6.4%	-20.6%

Taxes	0.0%	0.3%

Net Loss	-6.4%	-20.3%

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Net sales increased by $1,788,600 or 28 % to $8,217,900 in fiscal 2003 from $6,429,300 in fiscal 2002. This increase in annual sales, a new record, was mainly attributable to the successful launch of our Jay Jay The Jet Plane Wooden Adventure System™. Sales in our core toy retail channels continued their growth compared to the 2002 levels.

Gross profit increased by $1,063,700 or 36% to $3,983,000 in fiscal 2003 from $2,919,300 in fiscal 2002. As a percentage of sales, gross profit increased to 48.5% in fiscal 2003, compared to 45.4% in fiscal 2002. The increase in gross profit is attributable principally to the increase in sales discussed above. The increase in gross profit percentage was attributable to reduced product and importation costs.

Selling, general and administrative (SG&A) expenses were $4,434,300 and $4,145,800 in fiscal 2003 and 2002, respectively. The $288,500 or 7% increase in SG&A expenses is due primarily to the following:

•	Licensing fee increase of $313,700 due to significantly higher sales of our Jay Jay The Jet Plane Wooden Adventure System™

•	Advertising and promotion increase of $104,300 due to increased use of merchandising materials

•	Doubtful accounts expense increase of $169,700 due to a customer bankruptcy filing in December 2003

These increases were partially offset by:

•	Compensation decrease of $315,800 due to reductions in staffing

Interest expense related to current and long-term debt was $104,200 and $119,100 in fiscal 2003 and 2002, respectively. The $14,900 decrease is due primarily to lower balances carried on the line of credit and lower interest rates during fiscal 2003.

Other income/(expense) was $31,900 and $20,200 in fiscal 2003 and 2002 respectively. The increase was primarily attributable to an increase in interest and investment income.

Net Loss in fiscal 2003, as a result of the foregoing, was $523,600 or $0.16 per share compared to a net loss of $1,305,900 or $0.57 per share in fiscal 2002.

Liquidity and Capital Resources

As of December 31, 2003, current assets were $3,033,500 compared to current liabilities of $1,402,700 for a current ratio of approximately 2.2 to 1 compared to 1.9 to 1 as of December 31, 2002.

We had cash and cash equivalents of $840,500 and $563,400 in fiscal year 2003 and 2002 respectively, representing a $277,100 increase.

We had net cash flows provided by operations of $91,100 in fiscal 2003 compared to net cash flows provided by operations of $89,700 in fiscal 2002, representing an increase of $1,400. Principal sources of liquidity from operating activities for the fiscal year 2003 were; an increase in accrued expenses of $401,100 related to royalties, commissions and in-transit merchandise and decrease in inventory balances of $231,700 resulting from prudent inventory purchase practices. Principal uses of cash from operating activities for the fiscal year 2003 were: an increase of $449,000 in accounts receivable due mainly to increased sales and promotional payment terms and a reduction of $261,300 in accounts payable.

Principal sources of cash from investing and financing activities during fiscal 2003 were: proceeds from the exercise of common stock options and warrants of $1,000,300 related principally to public warrants issued in June 2003. Principal uses of cash from investing and financing activities during fiscal 2003 were: $255,600 for repayment of line of credit borrowings; property and equipment acquisitions of $222,700; purchase of treasury stock for $141,300; and repayment of mortgage principal and capital lease obligations of $194,700.

At December 31, 2003, we had $660,200 of borrowings under our line of credit (“the Revolver”), a decrease of $255,600 from $915,800 as of December 31, 2002. Under the credit agreement for the Revolver, we are subject to financial covenants related to the maintenance of certain asset balances and financial ratios. The borrowing limit under the Revolver is $2,000,000. The eligible borrowing balance at December 31, 2003 was $1,504,200. Interest is payable monthly at the financial institution’s prime rate plus one-half of one percent (1/2%) (4% as of December 31, 2003). The Revolver was renewed in June 2003 and matures on June 30, 2005 at which time we currently intend to extend the credit agreement.

We extend credit to our customers, generally on terms that require payment within 30 days. Some customers participate in an accounts receivable dating program, pursuant to which payments for products are delayed for up to 90 days. We believe this is consistent with normal practices in the industry. As we have expanded our customer base to include more mass-market and specialty retailers, the risk of larger uncollectible accounts receivable has increased. To mitigate this risk, effective March 1, 2001, we obtained a business credit insurance policy to cover the majority of our accounts receivable through a Standard & Poors rated insurance company.

We also had, at December 31, 2003, a capital lease obligation in the amount of $90,200 payable in monthly installments, collateralized by certain tangible equipment. The lease will mature and be fully paid in December 2004.

As of December 31, 2003, $532,800 of long-term debt consisted of a mortgage payable to a commercial bank. The mortgage is collateralized by real estate and improvements, amortized assuming a twenty-year term, with ten years of monthly principal and interest payments, then a balloon payment due in 2008.

Other long-term liabilities were comprised of deferred revenue associated with a non-compete agreement, and deferred income taxes.

During 2003, we recorded depreciation and amortization of approximately $470,000 compared to $414,100 for fiscal 2002. The increase in depreciation and amortization is mainly attributable to the acquisition of production equipment for our Space Voyagers™ and Jay Jay The Jet Plane™ brands. In addition, we invested $222,700 and $253,200 in the acquisition of new property and equipment in 2003 and 2002, respectively.

Shareholders’ equity at December 31, 2003 increased by $352,000 to $3,353,100 compared to $3,001,100 at December 31, 2002, due primarily to proceeds from the exercise of common stock warrants distributed in June 2003, partially offset by the net loss.

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

The following table summarizes our outstanding borrowings and long-term contractual obligations at December 31, 2003, and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period
Contractual Obligations	Total	On or prior to 12/31/04	January 1, 2005 to December 31, 2005	January 1, 2006 to December 31, 2008
Credit Facility*	$660,200	$660,200	—	—
Mortgage	564,600	31,800	34,300	498,500
Other	90,200	90,200	—	—

Total Contractual Cash Obligations	$1,315,000	$782,200	$34,300	$498,500

*	Credit facility matures on June 30, 2005

We anticipate a continued improvement in our working capital position resulting from the exercise of common stock warrants and improved operating results.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on us.

Seasonality and Quarterly Results of Operations

Our business is subject to significant seasonal fluctuations. Historically the substantial majority of our net sales and net income are realized during the second and third calendar quarters. However, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales, such as:

•	the holiday shopping season;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season; and

•	timing of introductions of new products.

The following table sets forth selected unaudited quarterly statement of operations information for 2002 and 2003. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. We have been unprofitable in the last two years with the majority of the losses occurring in the first and fourth quarters when less than 50 percent of our sales are recognized. We expect that we will continue to incur losses during the first and fourth quarters of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

Fiscal Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,385,100	$2,265,700	$2,724,000	$1,843,100	$8,217,900
Gross profit	705,800	1,170,500	1,353,000	753,800	3,983,000
Income (loss) from Operations	(130,000)	26,100	164,800	(584,500)	(523,600)

Net income (loss)	$(130,000)	26,100	$164,800	$(584,500)	$(523,600)

Fiscal Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,458,100	$1,479,600	$1,944,900	$1,546,700	$6,429,300
Gross profit	701,300	706,300	882,500	629,200	2,919,300
Income (loss) from Operations	(431,200)	(358,700)	(83,700)	(451,800)	(1,325,400)

Net income (loss)	$(372,400)	$(379,700)	$(83,700)	$(470,100)	$(1,305,900)

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

Factors Associated with our Business

We incurred significant net losses in fiscal 2003 and 2002. If we continue to incur net losses, our ability to satisfy our cash requirements may be more difficult. We incurred net losses of approximately $0.5 million and

$1.3 million in fiscal 2003 and 2002. There can be no assurance that we will return to profitability in the future. If we fail to generate operating income and net income, we could have difficulty meeting our working capital requirements.

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

We cannot assure you that additional sources of funds would be available or available on reasonable terms. If we do not generate sufficient amounts of capital to meet our cash requirements at the times and on the terms required by us, our business will be adversely affected.

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

Our customers’ inventory management systems may cause us to produce excess inventory that may become obsolete and increase our inventory carrying costs. Most of our largest retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by us and other suppliers, rather than maintaining large product inventories. These types of systems put pressure on suppliers like us to promptly fill customer orders and therefore shift some of the inventory risk from the retailer to the suppliers. Production of excess inventory by us to meet anticipated retailer demand could result in our carrying obsolete inventory and increasing our inventory carrying costs. Similarly, if we fail to predict consumer demand for a product, we may not be able to deliver an adequate supply of products on a timely basis and will, as a result, lose sales opportunities.

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

We are dependent on contracts with manufacturers, most of which are short-term. We conduct substantially all of our manufacturing operations through contract manufacturers, many of which are located in the People’s Republic of China (PRC) and Hong Kong. We generally do not have long-term contracts with our manufacturers. Foreign manufacturing is subject to a number of risks including, but not limited to:

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

There are specific risks associated with international sales. We have sold products to customers in the United Kingdom, Canada, Korea, Japan, Spain, Australia and New Zealand. We expect to augment our presence in international markets. Accordingly, our business, and our ability to expand our operations internationally, is subject to various risks inherent in international business activities. We may have difficulty in safeguarding our intellectual property in countries where intellectual property laws are not well developed or are poorly enforced. General economic conditions and political conditions of various countries may be subject to severe fluctuations at any time. Such fluctuations could hinder our performance under contracts in those countries or could hinder our ability to collect for product and services delivered in those countries. However, we generally sell to international customers under terms requiring letters of credit or payment in advance. Unexpected changes in foreign regulatory requirements could also make it difficult or too costly for us to conduct business internationally.

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

Seasonality may affect our results of operations. Our sales have historically been seasonal in nature, reflecting peak sales in the second and third quarters and slower sales in the first and fourth quarters.

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

We have implemented anti-takeover. Certain provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a take-over attempt of us. We are subject to the “affiliated transactions” and “control share acquisition” provisions of the Florida Business Corporation Act. These provisions require, subject to certain exceptions, that an “affiliated transaction” be approved by the holders of two-thirds of the voting shares other than those beneficially owned by an “interested shareholder” or by a majority of disinterested directors. Voting rights must also be conferred on “control shares” acquired in specific control share acquisitions. Lastly, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board, of which all shares remain without designation and available for issuance. We include such preferred stock in our capitalization in order to enhance our financial flexibility. However, the issuance of large blocks of preferred stock may have a dilutive effect with respect to existing holders of our common stock.

We depend on key personnel. Our success largely depends on a number of key employees. The loss of services of one or more of these employees could have a material adverse effect on our business. We are especially dependent upon the efforts and abilities of certain of our senior management, particularly Ronald S. Kaplan, our Chief Executive Officer. Currently, we do not maintain key man life insurance on Mr. Kaplan or any other executive officer. We believe that our future success will also depend, in part, upon our ability to attract, retain and motivate qualified personnel. We cannot assure you, however, that we will be successful in attracting and retaining such personnel.

We do intend to pay cash dividends. We expect that we will retain a major portion of available earnings generated by our operations for the development and growth of our business. However, we do anticipate paying cash dividends on our common stock contingent on future profitable operating results.

The issuance of additional shares of common stock or the exercise of outstanding options and warrants will dilute the interests of our shareholders. As of February 23, 2004, we had 3,894,300 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 11,105,700 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders. Further, if all our outstanding options and warrants are exercised, we will have approximately 7,105,100 shares outstanding. Thus, the percentage of shares owned by all existing shareholders will be reduced proportionately as options and warrants are exercised. The table below summarizes our current outstanding common shares, options and warrants:

Common Shares, Options and Warrants		Number of Common Shares	Number of Common Shares underlying Options and Warrants	Total
Common shares issued as of February 23, 2004	issued	3,894,300	—	3,894,300
	less treasury shares	(172,800)	—	(172,800)
Options outstanding as of February 23, 2004	currently exercisable	—	547,400	547,400
	currently unexercisable	—	103,400	103,400
Warrants outstanding as of February 23, 2004 (all warrants are currently exercisable)	public warrants	—	2,732,800	2,732,800

TOTAL		3,721,500	3,383,600	7,105,100

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-16 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the Proxy Statement. We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The text of the code is available upon request. Written requests should be addressed to Robert L. Burrows, Chief Financial Officer, Action Products International, Inc., 390 North Orange Avenue, Suite 2185, Orlando, Florida 32801, or telephone 407-481-8007.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Description
3.1	Amended Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Warrant Certificate (2)
10.1	Incentive Stock Option Plan (3)
10.2	401(k) Plan (4)
10.3	1996 Stock Option Plan (5)
10.4	License Agreement dated December 17, 2001, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (6)
10.5	Separation Agreement dated February 7, 2003, by and between Action Products International, Inc. and Ronald O. Tuchman. (6)
10.6	Loan Agreement by and between the Company and Mercantile Bank dated June 20, 2003 (7)
10.7	Warrant Agreement by and between the Company and Registrar & Transfer Company dated as of June 12, 2003 (8)
10.8	Warrant Solicitation Agreement dated as of August 27, 2003, by and between the Company and GunnAllen (9)
10.9	Warrant Solicitation Agreement dated as of August 30, 2003, by and between the Company and J.P. Turner & Co., LLC (10)
21.1	List of Subsidiaries (11)
23.1	Consent of Moore Stephens Lovelace, P.A.*
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*
31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification*
32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*
32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification*

*	Filed herewith
(1)	Incorporated by reference to our Definitive Proxy Statement, filed May 22, 1998, File No. 0-13118.
(2)	Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-3, filed May 29, 2003, File No. 333-106713.
(3)	Incorporated by reference to our Registration Statement on Form S-18, filed September 27, 1984, File No. 002-93512-A.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed August 17, 1987, File No. 0-13118.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, File No. 0-13118.
(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 26, 2003.
(7)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on July 25, 2003.
(8)	Incorporated by reference to our Registration Statement on Form S-3, filed May 29, 2003, File No. 333-106713.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2003
(10)	Incorporated by reference to our Current Report on Form 8-K filed on October 15, 2003.
(11)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, File No. 0-13118.

Reports on Form 8-K

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

Form 8-K dated October 29, 2003 was filed on October 30, 2003 announcing the termination of Warrant Solicitation Agreement with Allen Douglas Securities, Inc. dated October 5, 2003.

Form 8-K dated and filed on January 16, 2004 announcing on anticipated increase in sales for fourth quarter and fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

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

You may find us on the Web at www.apii.com. We do not intend to incorporate by reference any information contained on our website into this Form 10-KSB, and you should not consider information contained on our website as part of this Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

By	/s/ RONALD S. KAPLAN
Ronald S. Kaplan Chief Executive Officer and Director (Principal executive officer)

Date: February 27, 2004

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WARREN KAPLAN Warren Kaplan	Chairperson of the Board	February 27, 2004

/s/ RONALD S. KAPLAN Ronald S. Kaplan	Chief Executive Officer and Director (Principal executive officer)	February 27, 2004

/s/ ROBERT L. BURROWS Robert L. Burrows	Chief Financial Officer and Secretary (Principal financial officer and principal accounting officer)	February 27, 2004

/s/ NEIL SWARTZ Neil Swartz	Director	February 27, 2004

/s/ SCOTT RUNKEL Scott Runkel	Director	February 27, 2004

/s/ JUDITH KAPLAN Judith Kaplan	Director	February 27, 2004

/s/ ANN STONE Ann Stone	Director	February 27, 2004

ACTION PRODUCTS INTERNATIONAL, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

C O N T E N T S

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Action Products International, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheet of Action Products International, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Action Products International, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORE STEPHENS LOVELACE, P.A. –
MOORE STEPHENS LOVELACE, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Orlando, Florida
January 26, 2004

F – 1

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$840,500
Accounts receivable, net of an allowance for doubtful accounts of $55,000	1,040,700
Inventories, net	920,900
Prepaid expenses and other assets	231,400

TOTAL CURRENT ASSETS	3,033,500

PROPERTY, PLANT AND EQUIPMENT	3,135,200
Less accumulated depreciation and amortization	(1,737,000)

NET PROPERTY, PLANT AND EQUIPMENT	1,398,200
GOODWILL	782,400
OTHER ASSETS	163,900

TOTAL ASSETS	$5,378,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of obligation under capital lease	$90,200
Accounts payable	92,300
Accrued expenses, payroll and related expenses	503,000
Current portion of mortgage payable	31,800
Borrowings under line of credit	660,200
Other current liabilities	25,200

TOTAL CURRENT LIABILITIES	1,402,700

MORTGAGE PAYABLE	532,800
DEFERRED INCOME TAXES	14,400
DEFERRED REVENUE	75,000

TOTAL LIABILITIES	2,024,900

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock - $.001 par value; 15,000,000 authorized; 3,786,200 shares issued	3,800
Treasury stock - $.001 par value; 172,800 shares	(200)
Additional paid-in capital	5,323,700
Accumulated Deficit	(1,974,200)

TOTAL SHAREHOLDERS’ EQUITY	3,353,100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,378,000

The accompanying notes are an integral part of the financial statements.

F – 2

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	2003	2002
NET SALES	$8,217,900	$6,429,300
COST OF SALES	4,234,900	3,510,000

GROSS PROFIT	3,983,000	2,919,300
OPERATING EXPENSES
Selling	2,295,500	1,808,900
General and administrative	2,138,800	2,336,900

TOTAL OPERATING EXPENSES	4,434,300	4,145,800
LOSS FROM OPERATIONS	(451,300)	(1,226,500)
OTHER INCOME (EXPENSE)
Interest expense	(104,200)	(119,100)
Other	31,900	20,200

TOTAL OTHER INCOME (EXPENSE)	(72,300)	(98,900)
LOSS BEFORE BENEFIT FROM INCOME TAXES	(523,600)	(1,325,400)
BENEFIT FROM INCOME TAXES	—	19,500

NET LOSS	$(523,600)	$(1,305,900)

LOSS PER SHARE
Basic & Diluted	$(0.16)	$(0.57)

Weighted average number of common shares outstanding:
Basic & Diluted	3,228,100	2,295,900

The accompanying notes are an integral part of the financial statements.

F – 3

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock $.001 Par Value		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Stock Subscription Receivable	Total Shareholders’ Equity
	Shares	Amount
BALANCE - JANUARY 1, 2002	2,230,800	$2,200	$3,870,000	$(144,700)	$(520,500)	$3,207,000

TREASURY STOCK
(Repurchase of Common Shares)	(46,100)	—	(47,300)	—	—	(47,300)
ISSUANCE OF COMMON SHARES	1,036,300	1,000	599,000	—	—	600,000
ISSUANCE OF STOCK OPTIONS FOR SERVICES	—	—	26,800	—	—	26,800
COLLECTION OF STOCK SUBSCRIPTIONS	—	—	—	—	520,500	520,500
NET LOSS	—	—	—	(1,305,900)	—	(1,305,900)

BALANCE - DECEMBER 31, 2002	3,221,000	3,200	4,448,500	(1,450,600)	—	3,001,100

TREASURY STOCK
(Repurchase of Common Shares)	(126,700)	(100)	(141,200)	—	—	(141,300)
ISSUANCE OF COMMON SHARES	519,100	500	999,800	—	—	1,000,300
ISSUANCE OF WARRANTS FOR SERVICES	—	—	16,600	—	—	16,600
NET LOSS	—	—	—	(523,600)	—	(523,600)

BALANCE - DECEMBER 31, 2003	3,613,400	$3,600	$5,323,700	$(1,974,200)	$—	$3,353,100

The accompanying notes are an integral part of the financial statements.

F – 4

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended 2003	Year Ended 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(523,600)	$(1,305,900)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	301,900	244,500
Amortization	168,100	169,600
Loss on disposal of property plant and equipment	1,000	—
Warrants issued for services	16,600	—
Provision for bad debts	197,700	28,000
Deferred income tax provision	—	(23,100)
Changes in:
Accounts receivable	(449,000)	476,000
Inventories	231,700	594,400
Prepaid expenses	52,600	(70,000)
Other assets	(20,700)	(303,900)
Accounts payable	(261,300)	266,500
Accrued expenses	401,100	(102,500)
Income taxes receivable/ (payable)	—	141,100
Deferred revenue	(25,000)	(25,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	91,100	89,700

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(222,700)	(253,200)

NET CASH USED IN INVESTING ACTIVITIES	(222,700)	(253,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(141,300)	(47,300)
Collection of stock subscriptions receivable	—	520,500
Net proceeds from common stock options and warrants exercises	1,000,300	600,000
Repayment of mortgage principal	(108,200)	(21,000)
Repayment of notes payable and obligation under capital lease	(86,500)	(31,200)
Net change in borrowings under line of credit	(255,600)	(776,900)

NET CASH PROVIDED BY FINANCING ACTIVITIES	408,700	244,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	277,100	80,600

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	563,400	482,800

CASH AND CASH EQUIVALENTS AT END OF YEAR	$840,500	$563,400

Supplemental disclosures - cash paid for:
Interest	$104,200	$138,700
Income Taxes	—	—

The accompanying notes are an integral part of the financial statements.

F – 5

Action Products International, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Action Products International, Inc. and subsidiary (the “Company”) is a designer, manufacturer and marketer of quality educational, positive and non-violent branded toys which it sells to specialty retailers, museums, toy stores, theme parks, attractions, zoos, catalog companies, Internet retailers and educational markets in the United States and worldwide.

It was originally founded in 1977 as a distributor of select consumer products to primarily museum gift shops in the United States. New management assumed the helm in 1997, divested non-core assets and introduced Space Voyagers® the Company’s first proprietary toy brand, thus launching Action Products’ new business focus. In October 2000, the successful I DIG® brand was acquired, followed by the acquisition of the JAY JAY THE JET PLANE™ license in December 2001 from Porchlight Entertainment. Both new brands generated over $4.6 million of the Company’s 2003 net sales of $8.2 million.

The accompanying consolidated financial statements include the results of operations of Action Products International, Inc. and its wholly owned foreign subsidiary, Action Products Canada, Ltd., for the years ended December 31, 2003 and 2002. All significant intercompany transactions have been eliminated.

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories, which primarily consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market. The inventory valuation allowance at December 31, 2003 was $189,500.

F – 6

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Building	40 Years
Furniture, fixtures and equipment	5 - 10 Years

Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter.

Property, plant and equipment consists of the following at December 31, 2003:

Land	$67,400
Building improvements	1,024,400
Equipment	1,854,400
Furniture and fixtures	189,000

$3,135,200

To conform to the current period presentation amounts related to production molds and tools were reclassified from Other Assets to Property, Plant and Equipment at December 31, 2003. This change had no effect on working capital or net income.

Goodwill

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, goodwill is no longer amortized but, instead, is tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Management believes, based on the testing performed during 2003, that goodwill of $782,400 is not impaired.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at December 31, 2003:

Insurance premiums	$61,600
Trade show deposits	46,500
Service & software maintenance fees	23,800
Other	99,500

$231,400

F – 7

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expenses and Other Assets (continued)

Other assets classified as long-term consist primarily of costs associated with certain product development, patent and trademark costs. These assets are amortized on a straight-line basis over their useful lives, as follows:

		Net Book Value At December 31, 2003
Product development costs	2 Years	$107,900
Patents and trademarks	15 Years	21,900
Other		34,100

		$163,900

The gross carrying amount and accumulated amortization of patents and trademarks at December 31, 2003 are $42,300 and $20,400, respectively. Related amortization expense for 2003 and 2002 was $2,600 and $2,500 respectively. Amortization expense for each of the next five years is estimated to be approximately $2,500 per year.

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

Deferred Revenue

In December 1997, the Company entered into an agreement with the purchaser of certain of the Company’s assets associated with its snack food product line. The agreement provides for, among other things, the Company to receive compensation of $250,000 in exchange for ceasing its activities related to the manufacture and sale of freeze-dried snack foods for a period of ten years. The Company recorded the $250,000 in compensation as deferred revenue at December 31, 1997 and is amortizing this amount into income using the straight-line method over the terms specified in the agreement. As of December 31, 2003, deferred revenue related to this agreement was $100,000.

Revenue Recognition

The Company recognizes revenue from the sale of its products when goods are shipped to customers.

F – 8

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Sales

To conform to the current period presentation amounts related to Outbound Freight, Licensing Fees and Samples have been reclassified to Selling Expense. The amount of outbound freight recorded in 2003 and 2002 was $403,900 and $388,100, respectively. This change had no effect on net income.

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

Net Income Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common share equivalents arising out of stock options, warrants and convertible debt, if any. Common share equivalents were not considered in the diluted earnings per share calculation for 2003 and 2002 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 2003 and 2002 were calculated based on approximately 3,228,100 and 2,295,900, respectively, weighted average common shares outstanding during the year.

Comprehensive Income

The Company also has no accumulated or current items of comprehensive income that are excluded from net income. Accordingly, the Company has not presented a statement of comprehensive income.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and notes. Actual results could differ from those estimates.

Credit Risk and Fair Value of Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk at December 31, 2003, include trade receivables, $103,300 of cash deposited in a money market mutual fund and $90,400 in cash equivalents.

F – 9

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Risk and Fair Value of Financial Instruments (continued)

The money market fund is not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds.

The Company has a diversified customer base including some of the major toy retailers in the U.S. and Canada. Eight large customers accounted for slightly greater than 50% of net sales in 2003. The largest single customer accounted for slightly less than 30% of total net sales.

Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company’s large number of customers, their geographical dispersion and credit insurance coverage maintained on most customer accounts throughout 2003.

The carrying values of cash and cash equivalents, mortgage payable, and the line of credit approximate their fair values.

NOTE 2 - MORTGAGE PAYABLE

In November 1998, the Company borrowed $750,000 in the form of a mortgage payable, collateralized by its warehouse facility in Ocala, Florida. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. A balloon payment of approximately $386,400 is due in 2008. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintains a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2003, the Company was not in compliance with the debt service coverage covenant. However, the Company has obtained a waiver of non-compliance from the financial institution through December 31, 2004. The outstanding principal balance due on the mortgage payable at December 31, 2003, was $564,600.

Maturities on mortgage obligation are approximately as follows:

Year Ending December 31,	Amount
2004	$31,800
2005	34,300
2006	36,900
2007	39,800
Thereafter	421,800

$564,600

Cash paid for interest on the mortgage payable during the years ended December 31, 2003 and 2002, approximated $50,700 and $52,100, respectively.

F – 10

NOTE 2 - MORTGAGE PAYABLE (Continued)

Cash paid for interest on all borrowing arrangements and lease obligations was $104,200 and $138,700 in 2003 and 2002, respectively.

NOTE 3 - CREDIT LINE

The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution’s prime rate plus 1/2% (institution’s prime rate was 4% at December 31, 2003). The agreement also requires, among other things, that the Company maintain certain financial ratios. The current term of the agreement expires June 30, 2005. At December 31, 2003, the Company had $660,200 of borrowings outstanding under the line of credit.

NOTE 4 - OBLIGATION UNDER CAPITAL LEASE

Obligation under capital lease as of December 31, 2003, is as follows:

Capital lease obligation, payable in monthly installments, excluding sales tax of $11,200, including interest imputed at 5.5%, collateralized by certain tangible equipment, with a net book value of $206,000, maturing December 2004.	$90,200

Less: Current portion	(90,200)

Long Term portion	$—

NOTE 5 - INCOME TAXES

The benefit for income taxes consists of the following for the years ended December 31, 2003 and 2002:

	2003			2002
	Current	Deferred	Total	Current	Deferred	Total
Foreign	$—	$—	$—	$—	$—	$—
Federal	—	—	—	(24,700)	(19,700)	(44,400)
State	—	—	—	28,300	(3,400)	24,900

	$—	$—	$—	$(3,600)	$(23,100)	$(19,500)

F – 11

NOTE 5 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2003, are approximately as follows:

Deferred Tax Liabilities
Depreciation	$47,500

Gross deferred tax liabilities	47,500

Deferred Tax Assets
Bad debt allowance	8,500
Inventory reserves	37,300
Unrealized Losses	1,000
Federal net operating loss carryforward	248,700
State net operating loss carryforward	117,800

Gross deferred tax assets	413,300
Valuation allowance	(380,200)

Net deferred tax assets	33,100

Net deferred taxes	$(14,400)

During 2003, deferred tax asset valuation allowance increased by $100,900.

The Company has a federal net operating loss carryforward of approximately $1,650,000 that expires in 2017.

The Company has a state net operating loss carryforward of approximately $2,160,000 that has no expiration date.

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:

	2003	2002
Federal provision (benefit) expected at statutory rates	$(178,000)	$(451,100)
Losses for which no benefit is recorded	197,000	449,200
State income taxes, net of federal income tax benefit	(19,000)	(48,200)
Foreign income tax items	7,200	55,100
Non-deductible expenses, effect of graduated rates and other	(7,200)	33,100

Benefit from income taxes	$—	$(19,500)

No income taxes were paid during the years ended December 31, 2003 and 2002.

F – 12

NOTE 6 - INTERNATIONAL SALES

International sales, including Canada, amounted to $443,900 and $517,500 in 2003 and 2002, respectively.

NOTE 7 - SHAREHOLDERS’ EQUITY

Employee Stock Ownership Plan

The Company had an Employee Stock Ownership Plan (the “ESOP”), which covered substantially all employees. The ESOP provided that, among other things, contributions to the ESOP would be determined by the Board of Directors prior to the end of each year and that the contributions may be paid in cash, Company stock or other property at any time within the limits prescribed by the Internal Revenue Code. On November 30, 2003 the ESOP was terminated. All assets held by the plan, which were comprised of 13,800 shares of the Company’s common stock and an equal number of common stock warrants, were distributed to eligible participants.

Stock Options and Warrants

On May 28, 1996, the Company’s Board of Directors adopted the “1996 Stock Option Plan” (the “SOP”). Under the SOP, the Company has reserved an aggregate of 900,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 2003 and 2002, a total of 174,500 and 511,500 options, respectively, were issued under the SOP at a weighted average exercise price of approximately $3.15 and $2.36 per share, respectively. As of December 31, 2003, there were 650,800 SOP options outstanding.

There was an aggregate of 650,800 stock options outstanding at December 31, 2003. The options expire as follows: 252,000 in 2004; 53,200 in 2005; 158,500 in 2006; 37,100 in 2007 and 150,000 in 2008. In the event of a change in the Company’s control, the options may not be callable by the Company. The following table summarizes the aggregate stock option activity for the years ended December 31, 2003 and 2002:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2001	341,800	$3.32
Grants	511,500	$2.36
Cancellations	(231,000)	$3.24

Outstanding at December 31, 2002	622,300	$2.54
Grants	174,500	$3.15
Exercises	(28,000)	$2.11
Cancellations	(118,000)	$2.13

Outstanding at December 31, 2003	650,800	$2.79

Shares exercisable at December 31, 2003	547,400	$2.73

F – 13

NOTE 7 - SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

The range of exercise prices for options outstanding at December 31, 2003 was $1.25 to $4.53. The following tables summarize information about options outstanding at December 31, 2003:

	Total Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25 - $2.00	135,300	1.3	$1.94
$2.01 - $3.00	437,700	2.8	$2.84
$3.01 - $4.00	35,500	2.2	$3.68
$4.01 - $4.53	42,300	2.6	$4.28

	650,800		$2.79

	Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$1.25 - $2.00	135,300	$1.94
$2.01 - $3.00	358,850	$2.84
$3.01 - $4.00	35,500	$3.68
$4.01 - $4.53	17,750	$4.53

	547,400	$2.73

On April 24, 2003 the Company announced a Warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share and expires June 11, 2004. As of December 31, 2003 approximately 3,272,100 warrants had been issued and 431,100 had been exercised.

In May 2003, the Company issued a warrant for services that entitles the holder to purchase 60,000 shares of common stock at an exercise price of $2.00 per share. The warrant was subsequently exercised in September 2003.

F – 14

NOTE 7 - SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

Financial Accounting Standards Board pronouncement FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

		2003	2002
Net Loss	As reported	$(523,600)	$(1,305,900)
	Pro forma	$(792,700)	$(1,490,300)

Loss per share	Basic
	As reported	$(0.16)	$(0.57)
	Pro forma	$(0.25)	$(0.65)
	Diluted
	As reported	$(0.16)	$(0.57)
	Pro forma	$(0.25)	$(0.65)

The Company’s weighted-average assumptions used in the pricing model and resulting fair values are as follows:

	2003	2002
Risk-free rate	1.0%	1.6%
Expected option life (in years)	4.7	2.5
Expected stock price volatility	72%	98%
Dividend yield	0.0%	0.0%
Weighted average grant date value	$1.54	$0.60

Preferred Stock

The Company’s articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Company has issued no shares of preferred stock.

Treasury Stock

Treasury stock is reflected at par value, and consists of 172,800 shares of common stock at December 31, 2003.

NOTE 8 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Employee Benefit Plan (the “Plan”), which covers substantially all employees. Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company’s Board of Directors. The Company charged $15,300 in 2002, to operations for its contributions to the Plan. The matching plan was suspended as of January 1, 2003.

F – 15

NOTE 9 - OTHER COMMITMENTS AND CONTINGENCIES

Operating Leases

During 1998, the Company entered into a noncancellable operating lease for office space, which expired on October 31, 2003. The Company has obtained an extension through March 1, 2004 at which time it expects to execute a lease in a different facility at a lower rate. During 2003 and 2002, $102,500 and $80,500, respectively, were charged to operations for rent expense related to operating leases. Future operating lease payments for the remainder of 2004 approximate $17,000.

Legal and Regulatory Proceedings

The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be material risk to its financial condition.

Licensing and Distribution Agreements

The Company has entered into licensing agreements related to its Jay Jay the Jet Plane and Buzz Aldrin products. These agreements provide, among other things, for the Company to pay royalties based on a percentage of sales of these products. Royalty expenses incurred in 2003 and 2002 were $378,400 and $52,900 respectively.

In addition, the Company has entered into an exclusive distribution agreement for products related to its Climb@Tron product line. The agreement contains provisions for the exclusive arrangement through December 31, 2004, if certain minimum quantities of products are purchased.

NOTE 10 - SUBSEQUENT EVENTS

In February 2004 the Company executed an operating lease agreement for office space with an initial term expiring in July 2005. Annual lease payments for the new facility will be approximately $50,000. The agreement includes an option to extend the term an additional 12 months. The relocation scheduled for March 2004 is estimated to cost less than $10,000.

F – 16