Form 10QSB
period 2004-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2004-04-22
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2004

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

000-13118

(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2095427
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1101 North Keller Rd., Suite E, Orlando, Florida, 32810

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

YES  ☒         NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at April 12, 2004
Common Stock, $.001 par value	3,790,300

Transitional Small Business Disclosure Format (check one): YES  ☐         NO  ☒

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$374,500
Investment securities	80,800
Accounts receivable, net of an allowance for doubtful accounts of $94,900	1,494,300
Inventories, net	1,034,400
Prepaid expenses and other assets	358,300

TOTAL CURRENT ASSETS	3,342,300
PROPERTY, PLANT AND EQUIPMENT	3,144,700
Less accumulated depreciation and amortization	(1,810,500)

NET PROPERTY, PLANT AND EQUIPMENT	1,334,200
GOODWILL	782,400
OTHER ASSETS	309,500

TOTAL ASSETS	$5,768,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes payable and obligation under capital lease	$308,400
Accounts payable	179,000
Accrued expenses, payroll and related expenses	407,600
Current portion of mortgage payable	30,700
Borrowings under lines of credit	206,600
Other current liabilities	97,900

TOTAL CURRENT LIABILITIES	1,230,200

NOTES PAYABLE	254,900
MORTGAGE PAYABLE	507,200
DEFERRED REVENUE	68,800
OTHER	14,400

TOTAL LIABILITIES	2,075,500

SHAREHOLDERS’ EQUITY
Preferred Stock—10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock—$.001 par value; 15,000,000 shares authorized; 3,943,900 shares issued	3,900
Treasury Stock—$.001 par value; 172,800 shares	(200)
Additional paid-in capital	5,852,200
Accumulated deficit	(2,163,000)

TOTAL SHAREHOLDERS’ EQUITY	3,692,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,768,400

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2004	2003
NET SALES	$1,762,800	$1,385,100
COST OF SALES	871,200	669,100

GROSS PROFIT	891,600	716,000
OPERATING EXPENSES
Selling	530,000	311,200
General and administrative	552,200	507,500

TOTAL OPERATING EXPENSES	1,082,200	818,700

LOSS FROM OPERATIONS	(190,600)	(102,700)
OTHER INCOME (EXPENSE)
Interest expense	(14,500)	(24,900)
Other, net	16,300	(2,400)

	1,800	(27,300)

LOSS BEFORE INCOME TAXES	(188,800)	(130,000)
INCOME TAXES	—	—

NET LOSS	$(188,800)	$(130,000)

LOSS PER SHARE
Basic and Diluted	$(0.05)	$(0.04)

Weighted average number of common shares outstanding:
Basic and Diluted	3,699,400	3,153,700

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(188,800)	$(130,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	73,500	72,600
Amortization	31,100	45,000
Provision for bad debts	9,700	7,500
Warrant issued for services	50,800	—
Changes in:
Accounts receivable	(461,900)	(166,400)
Inventories	(113,500)	(61,900)
Prepaid expenses	(128,200)	(133,800)
Other assets	(6,800)	(18,100)
Accounts payable	86,700	133,000
Accrued expenses, payroll and related expenses	(22,700)	(41,100)
Income taxes receivable/ (payable)	—	8,500
Deferred revenue	(6,200)	(6,200)

NET CASH USED IN OPERATING ACTIVITIES	(676,300)	(290,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds form the sale of investment securities	9,600	—
Acquisition of property, plant and equipment	(9,500)	(2,300)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	100	(2,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(135,000)
Proceeds from notes payable	495,000	—
Repayment of mortgage principal	(26,700)	(5,800)
Repayment of notes payable and obligation under capital lease	(21,900)	(21,100)
Net proceeds from common stock options and warrant exercises	307,800	—
Net change in borrowings under line of credit	(453,600)	331,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	300,600	169,600

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(375,600)	(123,600)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	750,100	563,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374,500	$439,800

Supplemental disclosures—cash paid for:
Interest	$14,500	$24,900
Income Taxes	$0	$0

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at March 31, 2004 and the results of its (i) operations for the three month periods ended March 31, 2004 and 2003 and (ii) cash flows for the three month periods ended March 31, 2004 and 2003. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year. Through March 31, 2004, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of credit. In June 2003, the Company entered into an agreement with a financial institution, to renew an existing revolving line of credit (the “Revolver”) for up to $2 million at Prime plus ½%. The borrowings under the Revolver are collateralized by inventory and accounts receivable. The Company utilizes the Revolver to finance accounts receivable, inventory and other operating and capital requirements. The renewed Revolver matures June 30, 2005 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At December 31, 2003, the Company was not in compliance with the debt service coverage covenant. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve-month period ending December 31, 2004.

4.	Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, as their effect would have been anti-dilutive.

5.	Common Stock and Equity Securities. In January 2004, the Company issued a warrant for services, which entitles the holder to purchase 50,000 shares common stock at an exercise price of $4.00 per share. The Company used the Black-Scholes valuation model to estimate the fair value of these warrants, which resulted in an estimated fair value of $50,800. As of March 31, 2004, no warrants under this agreement had been exercised.

In March 2004 two Directors were granted a total of 20,000 options at an exercise price of $4.375 each under the Company’s stock option plan.

On March 30, 2004, we announced that our Board of Directors had authorized a program for repurchases of up to 150,000 of our outstanding common shares. The repurchased shares will be held in the treasury. We did not repurchase any of our common shares during the first quarter of 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock and Equity Securities (cont.)

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

	Three Months Ended Mar. 31tst 2004
Net loss	As reported	$(188,800)
	Pro forma	$(214,500)
Loss per share	Basic & Diluted
	As reported	$(0.05)
	Pro forma	$(0.06)

6.	Related Party Transactions. In March 2004, the Company issued notes payable to Warren Kaplan and Judith Kaplan for a total of $495,000. The notes are for a two year term and provide for monthly interest payments of 6% on the outstanding principal balance and 99,000 warrants to purchase common stock at $4.50 per share. A non-cash accrual of $170,000 was recorded to reflect the estimated value of the warrants. The warrants terminate in March 2009.

7.	Other Commitments. On March 29th, 2004 the Company entered into an operating lease for 19,000 square feet of additional warehouse space. The lease commencing April 1, 2004 is for a one year term, with monthly payments of $8,550.

8.	Subsequent Event. On April 6, 2004 the Company announced it had acquired for approximately $1.9 million, in an asset purchase agreement, certain assets of Curiosity Kits, Inc., the developer, manufacturer and marketer of award-winning craft and activity kits for children aged 4-14. Action Products will assume the rights to all Curiosity Kits’ brands, trademarks, copyrights, patents, finished goods inventory, accounts receivable and various other assets. The financial statements required under Item 7 of Form 8-K will be provided by amendment, to our Form 8-K, within 60 days from our April 20, 2004 filing.

9.	Reclassifications. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements — our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited, the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-looking Statements (cont.)

property rights, the results of financing efforts, risks in product development and other risks identified in this report and our other periodic filings with the Securities and Exchange Commission.

Results of Operations:

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
Net Sales	100%	100%
Cost of Sales	49%	48%
Gross Profit	51%	52%
Selling Expense	30%	22%
General and Administrative Expense	32%	37%
Total Operating Expense	62%	59%
Loss from Operations	(11)%	(7)%
Other Income (Expense)	—	(2)%
Loss before income taxes	(11)%	(9)%
Taxes	—	—
Net Loss	(11)%	(9)%

Net sales for the three months ended March 31, 2004 were $1,762,800, compared with net sales of $1,385,100 for the three months ended March 31, 2003. Management attributes the $377,700 or 27% increase in net sales to sales programs that increased the number of points of distribution and expanded our presence in existing accounts. This strength was particularly evident in our chain and independent toy store channels as well as our gift store, museum and zoo channels. A continued emphasis is placed on increasing distribution across a broader range of channel participants. Key targets include gift and other retail stores as well as broadening our product offerings to expand sales to museums and attractions.

Gross profit increased by $175,600 to $891,600 for the three months ended March 31, 2004, compared with $716,000 for the three months ended March 31, 2003. The gross profit percentage decreased from 52% to 51% for the three-month periods ended March 31, 2004 and 2003 respectively. The decrease in gross profit percentage was mainly attributable to an increase in importation costs. The increase in gross profit is attributable to the increase in sales discussed above.

Selling, general and administrative (SG&A) expenses increased by $263,500 to $1,082,200 for the three month period ended March 31, 2004 from $818,700 for the three month period ended March 31, 2003. This 32% increase in SG&A expenses is due primarily to the following:

•	Compensation increase of $108,400 due to principally staffing additions in marketing, sales and customer service
•	Commissions increase of $46,900 resulting mainly from increased sales
•	Advertising and promotion increase of $37,000 due mainly to increased use of merchandising materials and trade show expenses
•	Professional Services increase of $24,400 principally from higher investor relations and legal fees
•	Outbound freight increase of $21,700 resulting mainly from the increased sales

•	Travel and living increase of $12,500 resulting from increased sales staff travel and attendance at additional trade shows

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense related to current and long-term debt was $14,500 and $24,900 for the three-month periods ended March 31, 2004 and 2003, respectively. The decrease of $10,400 is due to lower borrowings under our line of credit.

Other income and (expense), net during the three month periods ended March 31, 2004 and 2003 was $16,300 and ($2,400), respectively. The $18,700 change was mainly attributable to a decrease in miscellaneous expense related to the settlement of a legal claim in the first quarter of 2003.

Loss before income taxes and net loss, as a result of the foregoing, was $188,800 for the three months ended March 31, 2004, compared with $130,000 for the three months ended March 31, 2003.

Financial Condition, Liquidity, and Capital Resources:

As of March 31, 2004, we had cash and cash equivalents of $374,500, representing a decrease of $375,600 compared to December 31, 2003.

After taking account of non-cash items and other adjustments, our cash requirements for operations for the three months ended March 31, 2004 were $676,300. The principal source of cash from operating activities for the three months ended March 31, 2004 was an increase in accounts payable of $86,700 due to a seasonal increase in inventory. Principal uses of cash from operating activities in the first three months of fiscal 2004 were:

•	an increase of $461,900 in accounts receivable resulting from increased sales and sales incentive programs offering extended payment terms,
•	the net loss of $188,800,
•	a seasonal increase in inventories of $113,500,
•	a $128,200 increase in prepaid expenses due mainly to trade show and catalog costs, and
•	a decrease in accrued expenses of $22,700.

To meet a portion of our operating cash requirements, we increased notes payable by $495,000 and received net proceeds of $307,800 from common stock option and warrant exercises. After applying $453,600 to decrease borrowing under our line of credit and $48,600 to repayment of mortgage and capital lease principal, this left net cash from financing activities of $300,600.

At March 31, 2004, borrowing under our line of credit was $206,600, a decrease of $1,040,700 from $1,247,300 as of March 31, 2003. Our line of credit provides for borrowings up to $2,000,000 at the prime rate plus ½% and matures June 30, 2005. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of March 31, 2004 we were eligible to borrow $1,730,000 under our line of credit and were in compliance with our financial covenants.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

Recent Sales of Unregistered Securities

In January 2004, we issued to Elite Financial Communications Group, LLC, an investment relations firm, a warrant to purchase 50,000 common shares at an exercise price of $4.00 per share. The warrant terminates the earlier of January 20, 2007 or two years from the date we register under the Securities Act of 1933 the resale of the common shares underlying the warrant. The issuance of the warrant was determined to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as transactions by an issuer not involving a public offering solely to “accredited investors”.

In March 2004, we issued notes payable to Warren Kaplan and Judith Kaplan for a total of $495,000. The notes are for a two year term and provide for monthly interest payments of 6% on the outstanding principal balance and 99,000 warrants to purchase common stock at $4.50 per share. The warrants terminate in March 2009. The issuance of the notes and the warrants were determined to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as transactions by an issuer not involving a public offering solely to “accredited investors”.

The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Repurchase of Securities

On March 30, 2004, we announced that our Board of Directors had authorized a program for repurchases of up to 150,000 of our outstanding common shares. The repurchased shares will be held in the treasury. The repurchases will be made as, in the opinion of management, market conditions warrant. Repurchases may be made from time to time by us in the open market at prevailing prices, in either block purchases or in privately negotiated transactions, and in compliance with the guidelines of the Securities and Exchange Commission.

We did not repurchase any of our common shares during the first quarter of 2004.

ITEM 5. Other Information

(a) None.

(b) Our Nominating Committee may consider candidates recommended by our shareholders as well as from other sources such as other directors and officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of our industry, conflicts of interest, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of our shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources.

If a shareholder wishes simply to propose a candidate for consideration as a nominee by the Nominating Committee, it should submit any pertinent information regarding the candidate to the attention of

Ann E. W. Stone, Chair of the Nominating Committee, c/o Action Products International, Inc., 1101 North Keller Rd. Suite E, Orlando, FL 32810.

ITEM 5. Other Information (continued)

If a shareholder wishes to nominate a candidate to be considered for election as a director at an annual meeting of shareholders using the procedures set forth in our Bylaws, it must follow the procedures described in Article XVII of our Bylaws. Article XVII of our Bylaws provides that, subject to rights of holders of any of stock having a preference over the holder of our common shares, nominations for election of directors may be made by any shareholder entitled to vote in the election of directors generally, provided, such shareholder has given timely notice in proper written form of his intent to make such nomination or nominations or to propose such business. To be timely, a shareholder’s notice must be delivered to or mailed and received by our secretary not later than sixty days prior to such meeting. To be in proper written form, a shareholder’s notice to the Secretary shall set forth:

•	the name and address of the shareholder who intends to make the nominations and of the person or persons to be nominated;
•	a representation that the shareholder is a holder of record of shares entitled to vote at such meeting and, if applicable, intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;
•	if applicable, a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder;
•	such other information regarding each nominee to be proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated by the Board of Directors, and
•	the consent of each nominee to serve as director of the corporation, if so elected.

Notices of intention to present nominees should be addressed to Robert L. Burrows, Secretary and Chief Financial Officer, Action Products International, Inc., 1101 North Keller Road, Suite F, Orlando, Florida 32810. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B. Reports on Form 8-K

•	Form 8-K dated and filed on January 16, 2004 announcing on anticipated increase in sales for fourth quarter and fiscal year ended December 31, 2003.
•	Form 8-K dated April 7, 2004 was filed on April 8, 2004 setting forth the Company’s, first-quarter 2004 revenues.
•	Form 8-K dated April 5, 2004 was filed on April 20, 2004 setting forth the Company’s acquisition of assets of Curiosity Kits, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: April 22, 2004	By:	/s/ RONALD S. KAPLAN

Ronald Kaplan Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2004	By:	/s/ ROBERT L. BURROWS

Robert L. Burrows Chief Financial Officer (Principal Accounting Officer)