Form 10QSB
period 2004-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2004-08-09
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2004

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

000-13118

(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2095427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1101 North Keller Road, Orlando, Florida 32810

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

YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at August 04, 2004
Common Stock, $.001 par value	4,436,700

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

June 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$234,100
Investment securities	60,000
Accounts receivable, net of an allowance for doubtful accounts of $94,900	1,835,300
Inventories, net	1,675,500
Prepaid expenses and other assets	369,300

TOTAL CURRENT ASSETS	4,174,200
PROPERTY, PLANT AND EQUIPMENT	3,236,400
Less accumulated depreciation and amortization	(1,883,500)

NET PROPERTY, PLANT AND EQUIPMENT	1,352,900
GOODWILL	1,434,000
OTHER ASSETS	209,400

TOTAL ASSETS	$7,170,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes payable and obligation under capital lease	$45,600
Accounts payable	273,800
Accrued expenses, payroll and related expenses	487,400
Current portion of mortgage payable	35,400
Borrowings under line of credit	1,166,700
Other current liabilities	82,900

TOTAL CURRENT LIABILITIES	2,091,800

MORTGAGE PAYABLE	475,400
DEFERRED REVENUE	62,500

TOTAL LIABILITIES	2,629,700

SHAREHOLDERS’ EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding Common stock - $.001 par value; 15,000,000 shares authorized; 4,608,400 shares issued	4,600
Treasury stock - $.001 par value; 172,800 shares	(200)
Additional paid-in capital	6,952,100
Accumulated deficit	(2,415,700)

TOTAL SHAREHOLDERS’ EQUITY	4,540,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,170,500

See Accompanying Notes

ITEM 1.	Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30th		Six Months Ended June 30th
	2004	2003	2004	2003
NET SALES	$1,937,300	$2,265,700	$3,700,100	$3,650,800
COST OF SALES	963,700	1,084,800	1,835,000	1,753,900

GROSS PROFIT	973,600	1,180,900	1,865,100	1,896,900
OPERATING EXPENSES
Selling	607,600	623,500	1,144,500	935,300
General and administrative	624,500	504,600	1,169,700	1,011,600

TOTAL OPERATING EXPENSES	1,232,100	1,128,100	2,314,200	1,946,900

INCOME (LOSS) FROM OPERATIONS	(258,500)	52,800	(449,100)	(50,000)
OTHER INCOME (EXPENSE)
Interest expense	(39,700)	(30,400)	(54,200)	(55,300)
Other, net	31,100	3,700	47,400	1,400

	(8,600)	(26,700)	(6,800)	(53,900)

INCOME (LOSS) BEFORE BENEFIT FROM INCOME TAXES	(267,100)	26,100	(455,900)	(103,900)
BENEFIT FROM INCOME TAXES	14,400	—	14,400	—

NET INCOME (LOSS)	$(252,700)	$26,100	$(441,500)	$(103,900)

INCOME (LOSS) PER SHARE
Basic	$(0.06)	$0.01	$(0.11)	$(0.03)
Diluted	$(0.06)	$0.01	$(0.11)	$(0.03)
Weighted average number of common shares outstanding:
Basic	4,081,900	3,099,100	3,890,700	3,126,300
Diluted	4,081,900	3,101,400	3,890,700	3,126,300

See Accompanying Notes

ITEM 1.	Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30th
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(441,500)	$(103,900)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	146,500	140,500
Amortization	72,100	90,300
Gain on disposal of property plant and equipment	1,000	—
Warrant issued for services	50,800	16,600
Provision for bad debts	(39,900)	22,500
Changes in:
Accounts receivable	(241,400)	(971,100)
Inventories	80,300	32,000
Prepaid expenses	(155,200)	(112,800)
Other assets	(288,500)	105,800
Accounts payable	181,500	132,600
Accrued expenses, payroll and related expenses	42,200	209,800
Deferred revenue	(12,500)	(12,500)

NET CASH USED IN OPERATING ACTIVITIES	(604,600)	(450,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment securities	30,300	—
Acquisition of Curiosity Kits	(1,870,900)	—
Acquisition of property, plant and equipment	(57,300)	(125,300)

NET CASH USED IN INVESTING ACTIVITIES	(1,897,900)	(125,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(141,300)
Proceeds from notes payable	645,000	—
Repayment of mortgage principal	(53,700)	(11,300)
Proceeds from exercise of common stock options and warrants	1,578,400	9,400
Repayment of notes payable and obligation under capital lease	(689,700)	(42,400)
Net change in borrowings under line of credit	506,500	657,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,986,500	471,600

NET DECREASE IN CASH AND CASH EQUIVALENTS	(516,000)	(103,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	750,100	563,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$234,100	$459,500

Supplemental disclosures - cash paid for:
Interest	$40,800	$55,300
Income taxes	$—	$—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at June 30, 2004 and the results of its (i) operations for the three month and six month periods ended June 30, 2004 and 2003 and (ii) cash flows for the six month periods ended June 30, 2004 and 2003. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the operating results for the full year. Through June 30, 2004, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of credit. In June 2003, the Company entered into an agreement with a financial institution, to renew an existing revolving line of credit (the “Revolver”) for up to $2 million at prime plus ½%. The borrowings under the Revolver are collateralized by inventory and accounts receivable. The Company utilizes the Revolver to finance accounts receivable, inventory and other operating and capital requirements. The renewed Revolver matures June 30, 2005 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At December 31, 2003, the Company was not in compliance with the debt service coverage covenant. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve month period ending December 31, 2004.

4.	Earnings per share. Common stock equivalents were not included in the computation of diluted earnings per share for the three month period ending June 30, 2004 and six month periods ending June 30, 2004 and 2003, as their effect would have been anti-dilutive.

5.	Common Stock and Equity Securities. On April 24, 2003 the Company announced a Warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share with an original expiration date of June 11, 2004. As of June 30, 2003 approximately 3,272,100 warrants had been issued. On June 3, 2004 the Board of Directors elected to extend the life of the warrants. The new expiration date is Friday June 9, 2006 at 5:00 PM E.S.T. There is no other change in the terms of the warrant. As of June 30, 2004 warrants outstanding totaled 2,045,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

In January 2004, the Company issued a warrant for services, which entitles the holder to purchase 50,000 shares of common stock at an exercise price of $4.00 per share. The Company used the Black-Scholes valuation model to estimate the fair value of these warrants, which resulted in an estimated fair value of $50,800. As of June 30, 2004, no warrants under this agreement had been exercised.

On March 30, 2004, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. The Company did not repurchase any shares of its common stock during the first six months of 2004.

At June 30, 2004, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is shown below:

	Three Months Ended June 30th 2004	Six Months Ended June 30th 2004
Net loss
As reported	($252,700)	($441,500)
Pro forma	($321,800)	($536,300)
Loss per share
Basic & Diluted
As reported	($0.06)	($0.11)
Pro forma	($0.08)	($0.14)

6.	Related Party Transactions. In March and April 2004, the Company issued notes payable to Warren Kaplan and Judith Kaplan for a total of $645,000. The notes were for a two year term and provided for monthly interest payments of 6% on the outstanding principal balance and 129,000 warrants to purchase common stock at $4.50 per share. An accrual for loan fees of $178,100 was recorded to reflect the estimated value of the warrants. The warrants terminate in April 2009. As of June 30, 2004, the Company had paid the $645,000 principal balance in full. In May 2004, as consideration for the accelerated prepayment of the total loan principal, the Kaplans relinquished the 129,000 warrants issues to them.

7.	Other Commitments. On March 29, 2004 the Company entered into an operating lease for 19,000 square feet of additional warehouse space. The lease commencing April 1, 2004 is for a one year term, with monthly payments of $8,550.

8.	Reclassifications. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

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

Results of Operations:

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of net sales, certain items appearing in our consolidated statements of operations.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Net Sales	100%	100%
Cost of Sales	50%	48%
Gross Profit	50%	52%
Selling Expense	32%	28%
General and Administrative Expense	32%	22%
Total Operating Expense	64%	50%
Income (Loss) from Operations	(14%)	2%
Other Income (Expense)	—	(1%)
Income (Loss) before income taxes	(14%)	1%
Taxes	1%	—
Net Income (Loss)	(13%)	1%

Net sales for the three months ended June 30, 2004 were $1,937,300, compared with net sales of $2,265,700 for the three months ended June 30, 2003. Management attributes the $328,400 or 14% decrease to a decline of over $1 million in sales to toy chain stores. This decline was largely offset by sales of the recently acquired Curiosity Kits products and increased sales to independent toy stores, museums and selected mass market accounts, resulting from our ongoing efforts to broaden our base of distribution.

Gross profit decreased by $207,300 to $973,600 for the three months ended June 30, 2004, compared with $1,180,900 for the three months ended June 30, 2003. The gross profit percentage decreased from 52% to 50% for the three month periods ended June 30, 2004 and 2003 respectively. The decrease in gross profit is mainly attributable to the decrease in sales discussed above. The decrease in gross profit percentage compared to the same period in 2003, was mainly attributable to an increase in importation freight costs.

Selling, general and administrative (SG&A) expenses increased by $104,000 to $1,232,100 for the three month period ended June 30, 2004 from $1,128,100 for the three month period ended June 30, 2003. This 9% increase in SG&A expenses is due primarily to:

•	An increase in compensation costs of $115,100 due principally to staffing additions in product development, sales, customer service and warehouse operations

•	Advertising and promotion of $57,800 resulting from increased merchandising promotion and trade show participation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses (cont.)

•	Outbound freight of $43,200 resulting from a lower mix of direct factory shipments

•	Travel expenses of $33,000 related principally to trade show attendance and product sourcing activities

The increase in SG&A was partially offset by an $111,600 decrease in royalty fees.

Interest expense related to current and long-term debt was $39,700 and $30,400 for the three month periods ended June 30, 2004 and 2003, respectively. The increase of $9,300 is due to higher borrowings under our line of credit and notes payable related to the Curiosity Kits, Inc. acquisition.

Other income and (expense) during the three month periods ended June 30, 2004 and 2003 was $31,100 and $3,700, respectively. The $27,400 change was mainly attributable to increased service charges.

Income (loss) before income taxes and net income (loss), as a result of the foregoing, was ($267,100) and ($252,700) respectively for the three months ended June 30, 2004, compared with income before income taxes of $26,100 and net income of $26,100 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of net sales, certain items appearing in our consolidated statements of operations.

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net Sales	100%	100%
Cost of Sales	50%	48%
Gross Profit	50%	52%
Selling Expense	31%	26%
General and Administrative Expense	31%	27%
Total Operating Expense	62%	53%
Loss from Operations	(12%)	(1%)
Other Income (Expense)	—	(2%)
Loss before income taxes	(12%)	(3%)
Taxes	—	—
Net Loss	(12%)	(3%)

Net sales for the six months ended June 30, 2004 were $3,700,100, compared with net sales of $3,650,800 for the six months ended June 30, 2003. Management attributes the $49,300 or 1% increase in net sales to significant increases in sales to independent toy stores, museums and selected mass market accounts for the six months ended June 30, 2004 which offset a $1 million decline in sales to toy chain stores compared to the six month period ended June 30, 2003.

Gross profit decreased by $31,800 to $1,865,100 for the six months ended June 30, 2004, compared with $1,896,900 for the six months ended June 30, 2003. The gross profit percentage decreased to 50% from 52% for the six month periods ended June 30, 2004 and 2003 respectively. The decrease in gross profit is mainly attributable to the decrease in gross profit percentage. The decrease in gross profit percentage compared to the same period in 2003, was mainly attributable to higher importation freight costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses increased by $367,300 to $2,314,200 for the six month period ended June 30, 2004 from $1,946,900 for the six month period ended June 30, 2003. This 19% increase in SG&A expenses is due primarily to increases in:

•	Compensation costs of $223,500 due principally to staffing additions in marketing, sales, customer service and warehouse operations

•	Advertising and promotion of $94,800 resulting from increased merchandising promotion and trade show participation

•	Outbound freight of $64,900 resulting from a lower mix of direct factory shipments

•	Travel of $45,500 related principally to trade show attendance and product sourcing activities

•	Commissions of $45,400 resulting from a higher mix of specialty store sales

This increase in SG&A was partially offset by a decrease in royalty fees of $103,000.

Interest expense related to current and long-term debt was $54,200 and $55,300 for the six month periods ended June 30, 2004 and 2003, respectively. The decrease of $1,100 is due to lower borrowings under our line of credit.

Other income and (expense) during the six month periods ended June 30, 2004 and 2003 was $47,400 and $1,400, respectively. The $46,000 change was mainly attributable to a decrease in miscellaneous expense related to the settlement of a legal claim in the first quarter of 2003 and increased service charges.

Loss before income taxes and net loss, as a result of the foregoing, was $455,900 and $441,500 respectively, for the six months ended June 30, 2004, compared with $103,900 and $103,900 for the six months ended June 30, 2003.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $234,100 representing a decrease of $516,000 since December 31, 2003.

After taking account of non-cash items and other adjustments, our cash requirements for operations for the six months ended June 30, 2004 were $604,600. The principal source of cash from operating activities for the six months ended June 30, 2004 was an increase in accounts payable of $181,500 due to a seasonal increase in inventory purchases. Principal uses of cash from operating activities in the first six months of fiscal 2004 were seasonal increases of:

•	$288,500 in other assets

•	$241,400 in accounts receivable and

•	$155,200 in prepaid expenses

The principal source of cash from investing activities for the first six months of 2004 was $30,300 from the sale of investment securities. The principal uses of cash from investing activities for the six months ended June 30, 2004 were $1,870,900 for the acquisition of Curiosity Kits and $57,300 for additional computer equipment.

To meet a portion of our operating cash requirements, we increased our borrowing under our line of credit by $506,500, increased notes payable by $645,000 and received net proceeds of $1,578,400 from common stock option and warrant exercises. After applying $743,400 to repayment of notes payable, mortgage and capital lease principal, this left net cash from financing activities of $1,986,500.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources (cont.)

At June 30, 2004, borrowing under our line of credit was $1,166,700, a decrease of $406,300 from $1,573,000 as of June 30, 2003. Our line of credit provides for borrowings up to $2,000,000 at the prime rate plus  1/2% and matures June 30, 2005. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of June 30, 2004 we were eligible to borrow $2,000,000 under our line of credit and were in compliance with our financial covenants.

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

Recent Sales of Unregistered Securities

In April 2004, we issued notes payable to Warren Kaplan and Judith Kaplan for a total of $150,000. The notes are for a two year term and provide for monthly interest payments of 6% on the outstanding principal balance and 30,000 warrants to purchase common stock at $4.50 per share. The warrants terminate in April 2009. The notes and warrants are substantially the same as the $495,000 principal amount notes and 99,000 warrants issued to the Kaplans in March 2004. In May 2004, as consideration for the accelerated prepayment of the March 2004 and April 2004 notes, the Kaplans relinquished the 99,000 and 30,000 warrants issued to them. The issuance of the notes and the warrants were determined to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as transactions by an issuer not involving a public offering solely to “accredited investors”.

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

Repurchase of Securities

We did not repurchase any of our common shares during the second quarter of 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

PART II. OTHER INFORMATION (Continued)

ITEM 4.	Submission of Matters to Vote of Shareholders

The annual meeting of shareholders was held in our Company’s offices at 1101 North Keller Road, Orlando, Florida 32810 on Thursday, June 3, 2004. The three proposals brought before the shareholders were:

1)	election, as nominated by the Board of Directors, of Ronald S. Kaplan, Warren Kaplan and Neil Swartz as Class II Directors

2)	amend the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws to declassify the organization of the Board of Directors

3)	amend our Company’s 1996 Stock Option Plan to increase the number of common shares reserved for issuance by 500,000 shares to 1,400,000

The total number of shares entitled to vote at the meeting was 3,791,300. As a result of the votes cast, as described below, all three nominees were elected for one year terms to expire at the Annual Shareholders’ Meeting in 2005:

Name	For	Against	Abstained
Ronald S. Kaplan	3,653,178	-0-	16,557
Warren Kaplan	3,653,286	-0-	16,449
Neil Swartz	3,659,435	-0-	10,300

Judith Kaplan, Scott Runkel and Ann E.W. Stone were the three remaining members of the Board of Directors whose terms will continue to the Annual Meeting of Shareholders’ in 2005.

As a result of the votes cast, as described below, the above proposals 2 and 3 were approved by the shareholders:

Proposal 2 — amend the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws to declassify the organization of the Board of Directors

For	Against	Abstained
3,657,735	10,000	2,000

Proposal 3 — amend our Company’s 1996 Stock Option Plan to increase the number of common shares reserved for issuance by 500,000 shares to 1,400,000

For	Against	Abstained
2,345,167	77,406	2,000

No other business was brought before the Annual Meeting.

ITEM 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

PART II. OTHER INFORMATION (Continued)

ITEM 6.	Exhibits and Reports on Form 8-K (cont.)

B.	Reports on Form 8-K

•	Form 8-K dated April 14, 2004 and filed on May 5, 2004 naming Corpfin.com as solicitation agent in connection with the exercise of warrants.

•	Form 8-K dated June 3, 2004 was filed on June 9, 2004 extending the expiration date of the Company’s public warrants and announcing the results of the Company’s annual meeting of shareholders.

•	Form 8-K/A dated April 5, 2004 and filed on June 21, 2004 amending initial report to include proforma financial statements required in the Company’s acquisition of Curiosity Kits, Inc.

•	Form 8-K dated and filed on July 14, 2004 announcing revenues for the quarter ended June 30, 2004.

•	Form 8-K dated and filed on July 16, 2004 reaffirming 2004 sales guidance and stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: August 09, 2004	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan Chief Executive Officer (Principal Executive Officer)

Date: August 09, 2004	By:	/s/ ROBERT L. BURROWS
Robert L. Burrows Chief Financial Officer (Principal Accounting Officer)