Form 10QSB
period 2004-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2004-10-29
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of last practicable date.

Class	Outstanding at October 27, 2004
Common Shares, $.001 par value	4,609,600

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$541,800
Investment securities	17,500
Accounts receivable, net of an allowance for doubtful accounts of $94,900	2,115,100
Inventories, net	1,999,600
Prepaid expenses and other assets	287,200

TOTAL CURRENT ASSETS	4,961,200

PROPERTY, PLANT AND EQUIPMENT	3,274,600
Less accumulated depreciation and amortization	(1,953,800)

NET PROPERTY, PLANT AND EQUIPMENT	1,320,800
GOODWILL	1,434,000
OTHER ASSETS	148,700

TOTAL ASSETS	$7,864,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes payable and obligation under capital lease	$22,500
Accounts payable	97,700
Accrued expenses, payroll and related expenses	922,600
Current portion of mortgage payable	36,700
Borrowings under line of credit	1,611,400
Other current liabilities	85,300

TOTAL CURRENT LIABILITIES	2,776,200

MORTGAGE PAYABLE	457,400
DEFERRED REVENUE	56,300

TOTAL LIABILITIES	3,289,900

SHAREHOLDERS’ EQUITY
Preferred shares - 10,000,000 shares authorized, zero shares issued and outstanding

Common shares - $.001 par value; 15,000,000 shares authorized; 4,609,600 shares issued	4,600
Treasury shares - $.001 par value; 178,700 shares	(200)
Additional paid-in capital	6,932,800
Accumulated deficit	(2,362,400)

TOTAL SHAREHOLDERS’ EQUITY	4,574,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,864,700

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30th		Nine Months Ended September 30th
	2004	2003	2004	2003
NET SALES	$2,392,000	$2,724,000	$6,092,100	$6,374,800

COST OF SALES	1,139,600	1,361,200	2,974,600	3,115,100

GROSS PROFIT	1,252,400	1,362,800	3,117,500	3,259,700

OPERATING EXPENSES
Selling	581,700	619,100	1,726,200	1,554,500
General and administrative	603,700	553,600	1,773,500	1,565,100

TOTAL OPERATING EXPENSES	1,185,400	1,172,700	3,499,700	3,119,600

INCOME (LOSS) FROM OPERATIONS	67,000	190,100	(382,200)	140,100

OTHER INCOME (EXPENSE)
Interest expense	(22,600)	(32,200)	(76,700)	(87,500)
Other, net	8,900	6,900	56,300	8,300

	(13,700)	(25,300)	(20,400)	(79,200)

INCOME (LOSS) BEFORE BENEFIT FROM INCOME TAXES	53,300	164,800	(402,600)	60,900

BENEFIT FROM INCOME TAXES	—	—	14,400	—

NET INCOME (LOSS)	$53,300	$164,800	$(388,200)	$60,900

INCOME (LOSS) PER SHARE
Basic	$0.01	$0.05	$(0.10)	$0.02
Diluted	$0.01	$0.04	$(0.10)	$0.02

Weighted average number of common shares outstanding:
Basic	4,434,500	3,158,400	4,073,300	3,137,100
Diluted	4,511,400	4,163,000	4,073,300	3,140,400

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30th
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(388,200)	$60,900
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	216,800	225,200
Amortization	111,600	155,000
Gain on disposal of property plant and equipment	1,000	—
Warrant issued for services	50,800	16,600
Provision for bad debts	(29,900)	47,000
Changes in:
Accounts receivable	(538,500)	(1,268,800)
Inventories	(243,800)	(29,400)
Prepaid expenses	(92,300)	(7,900)
Other assets	(240,700)	(44,000)
Accounts payable	5,400	147,600
Accrued expenses, payroll and related expenses	479,600	518,300
Deferred revenue	(18,700)	(18,700)

NET CASH USED IN OPERATING ACTIVITIES	(686,900)	(198,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment securities	72,900	—
Acquisition of Curiosity Kits	(1,870,900)	—
Acquisition of property, plant and equipment	(95,500)	(208,100)

NET CASH USED IN INVESTING ACTIVITIES	(1,893,500)	(208,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(12,000)	(141,300)
Proceeds from notes payable	645,000	—
Repayment of mortgage principal	(70,400)	(17,000)
Proceeds from exercise of common shares options and warrants	1,571,000	465,600
Repayment of notes payable and obligation under capital lease	(712,700)	(60,000)
Net change in borrowings under line of credit	951,200	163,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,372,100	410,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208,300)	4,100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	750,100	563,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$541,800	$567,500

Supplemental disclosures - cash paid for:
Interest	$63,400	$87,500
Income taxes	$—	$—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Condensed Consolidated Financial Statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at September 30, 2004 and the results of its (i) operations for the three month and nine month periods ended September 30, 2004 and 2003 and (ii) cash flows for the nine month periods ended September 30, 2004 and 2003. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the operating results for the full year. Through September 30, 2004, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of Credit. In June 2003, the Company entered into an agreement with a financial institution, to renew an existing revolving line of credit (the “Revolver”) for up to $2 million at prime plus ½%. The borrowings under the Revolver are collateralized by inventory and accounts receivable. The Company utilizes the Revolver to finance accounts receivable, inventory and other operating and capital requirements. The renewed Revolver matures June 30, 2005 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At December 31, 2003, the Company was not in compliance with the debt service coverage covenant. However, the Company has obtained a waiver of non-compliance from the financial institution for the twelve month period ending December 31, 2004.

4.	Earnings per Share. Common share equivalents were not included in the computation of diluted earnings per share for the nine month period ending September 30, 2004, as their effect would have been anti-dilutive.

5.	Common Shares and Equity Securities. On April 24, 2003 the Company announced a Warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each common share owned as of the record date. The warrant entitles the holder to purchase common shares at an exercise price of $2.00 per share with an original expiration date of June 11, 2004. As of June 30, 2003 approximately 3,272,100 warrants had been issued. On June 3, 2004 the Board of Directors elected to extend the life of the warrants. The new expiration date is Friday June 9, 2006 at 5:00 PM E.S.T. There is no other change in the terms of the warrant. As of September 30, 2004 warrants outstanding totaled 2,044,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Common Shares and Equity Securities (cont.)

In January 2004, the Company issued a warrant for services, which entitles the holder to purchase 50,000 common shares at an exercise price of $4.00 per share. The Company used the Black-Scholes valuation model to estimate the fair value of these warrants, which resulted in an estimated fair value of $50,800. As of September 30, 2004, no warrants under this agreement had been exercised.

On March 30, 2004, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 common shares. The repurchased shares will be held in the treasury. The Company has repurchased 5,900 common shares during the first nine months of 2004.

At September 30, 2004, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common shares on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is shown below:

		Three Months Ended September 30th 2004	Nine Months Ended September 30th 2004
Net loss	As reported	$53,300	$(388,200)
	Pro forma	$53,300	$(483,000)
Loss per share	Basic & Diluted
	As reported	$0.01	$(0.10)
	Pro forma	$0.01	$(0.12)

6.	Related Party Transactions. In March and April 2004, the Company issued notes payable to Warren Kaplan and Judith Kaplan for a total of $645,000. The notes were for a two year term and provided for monthly interest payments of 6% annually on the outstanding principal balance and 129,000 warrants to purchase common shares at $4.50 per share. An accrual for loan fees of $178,100 was recorded to reflect the estimated value of the warrants. The warrants terminate in April 2009. As of May 2004, the Company had paid the $645,000 principal balance in full. In May 2004, as consideration for the accelerated prepayment of the total loan principal, the Kaplans relinquished the 129,000 warrants issued to them.

7.	Other Commitments. On March 29, 2004 the Company entered into an operating lease for 19,000 square feet of additional warehouse space. The lease commencing April 1, 2004 is for a one year term, with monthly payments of $8,550.

In April 2004, we entered into an agreement to purchase the assets of Curiosity Kits, Inc. As consideration for these assets, we agreed to pay Curiosity Kits approximately $1.87 million plus the greater of (i) 80% of Curiosity Kits’ current accounts receivable we purchased, and (ii) 90% of such accounts receivable that we actually collect up to 180 days following the purchase. As of September 30, 2004 an additional payment of $75,600 will be due.

In September 2004 we exercised our right to extend the Jay Jay the JetPlane™ licensing agreement for an additional one year period expiring on December 31, 2005. Per the terms of the agreement the licensor shall receive a guaranteed minimum payment of $75,000 for the renewal term.

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

Results of Operations:

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of net sales, certain items appearing in our consolidated statements of operations.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net Sales	100%	100%
Cost of Sales	48%	50%
Gross Profit	52%	50%
Selling Expense	24%	23%
General and Administrative Expense	25%	20%
Total Operating Expense	49%	43%
Income (Loss) from Operations	3%	7%
Other Income (Expense)	(1)%	(1)%
Income (Loss) before income taxes	2%	6%
Net Income (Loss)	2%	6%

Net sales for the three months ended September 30, 2004 were $2,392,000, compared with net sales of $2,724,000 for the three months ended September 30, 2003. Management attributes the $332,000 or 12% decrease to a decline of approximately $1 million in sales to toy chain stores. This decline was largely offset by sales of the recently acquired Curiosity Kits products and increased sales to independent toy stores, museums and gift store accounts, resulting from our ongoing efforts to broaden our base of distribution.

Gross profit decreased by $110,400 to $1,252,400 for the three months ended September 30, 2004, compared with $1,362,800 for the three months ended September 30, 2003. The gross profit percentage increased to 52% from 50% for the three month periods ended September 30, 2004 and 2003 respectively. The decrease in gross profit is mainly attributable to the decrease in sales discussed above. The increase in gross profit percentage compared to the same period in 2003, was mainly attributable to lower product costs partially offset by an increase in importation freight costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses increased by $12,700 to $1,185,400 for the three month period ended September 30, 2004 from $1,172,700 for the three month period ended September 30, 2003. This 1% increase in SG&A expenses is due primarily to increases in:

•	Compensation costs of $125,500 due principally to staffing additions in product development, sales, customer service and warehouse operations

•	Advertising and promotion of $31,300 resulting from increased merchandising promotion and trade show participation

•	Travel expenses of $20,400 related principally to trade show attendance and product sourcing activities

•	Outbound freight of $13,900 resulting from a lower mix of direct factory shipments

The increase in SG&A was partially offset by decreases in:

•	Royalty fees of $114,800 due principally to lower sales, to toy chain stores, of our Jay Jay the JetPlane™ brand

•	Professional services of $32,900 due mainly to reductions in legal and public relations expenses

•	Doubtful accounts expense of $29,300

Interest expense related to current and long-term debt was $22,600 and $32,200 for the three month periods ended September 30, 2004 and 2003, respectively. The decrease of $9,600 is due to lower average borrowings under our line of credit.

Other income and (expense) during the three month periods ended September 30, 2004 and 2003 was $8,900 and $6,900, respectively. The $2,000 change was mainly attributable to increased gains from investments.

Net income, as a result of the foregoing, was $53,300 and $164,800 respectively for the three months ended September 30, 2004, and the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of net sales, certain items appearing in our consolidated statements of operations.

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net Sales	100%	100%
Cost of Sales	49%	49%
Gross Profit	51%	51%
Selling Expense	28%	24%
General and Administrative Expense	29%	25%
Total Operating Expense	57%	49%
Income (Loss) from Operations	(6)%	2%
Other Income (Expense)	(1)%	(1)%
Income (Loss) before income taxes	(7)%	1%
Benefit from Income Taxes	1%	—
Net Income (Loss)	(6)%	1%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net sales for the nine months ended September 30, 2004 were $6,092,100, compared with net sales of $6,374,800 for the nine months ended September 30, 2003. Management attributes the $282,700 or 4% decrease in net sales to a decline of over $2 million in sales to toy chain stores. This decrease was partially offset by sales of the recently acquired Curiosity Kits products and increases in sales to independent toy stores, museums, gift stores and selected mass market accounts for the nine months ended September 30, 2004 compared to the nine month period ended September 30, 2003.

Gross profit decreased by $142,200 to $3,117,500 for the nine months ended September 30, 2004, compared with $3,259,700 for the nine months ended September 30, 2003. The gross profit percentage remained flat at 51% for the nine month periods ended September 30, 2004 and 2003 respectively. The decrease in gross profit is mainly attributable to the decrease in sales discussed above. The gross profit percentage remained the same compared to the same period in 2003, mainly as a result of lower product costs offsetting higher importation freight costs.

Selling, general and administrative (SG&A) expenses increased by $380,100 to $3,499,700 for the nine month period ended September 30, 2004 from $3,119,600 for the nine month period ended September 30, 2003. This 12% increase in SG&A expenses is due primarily to increases in:

•	Compensation costs of $349,100 due principally to staffing additions in marketing, sales, customer service and warehouse operations

•	Advertising and promotion of $146,600 resulting from increased merchandising promotion and trade show participation

•	Outbound freight of $78,700 resulting from a lower mix of direct factory shipments

•	Travel of $66,000 related principally to trade show attendance and product sourcing activities

•	Commissions of $51,300 resulting from a higher mix of specialty store sales

•	Insurance of $30,000 resulting from higher commercial and product liability premiums

This increase in SG&A was partially offset by decreases in:

•	Royalty fees of $217,800 resulting from decreased sales, to toy chain stores, of our Jay Jay the JetPlaneTM brand

•	Doubtful accounts expense of $76,900

•	Professional services of $21,900 due mainly to reductions in legal and public relations expenses

•	Lease expense of $11,600 resulting from the relocation of our corporate offices to a new facility at a lower lease rate

Interest expense related to current and long-term debt was $76,700 and $87,500 for the nine month periods ended September 30, 2004 and 2003, respectively. The decrease of $10,800 is due to lower average borrowings under our line of credit partially offset by interest on notes payable related to the Curiosity Kits, Inc. acquisition.

Other income and (expense) during the nine month periods ended September 30, 2004 and 2003 was $56,300 and $8,300, respectively. The $48,000 change was mainly attributable to a decrease in miscellaneous expense related to the settlement of a legal claim in the first quarter of 2003, an increase in service charges and gains from investments.

Income (loss) before income taxes and net income (loss), as a result of the foregoing, were ($402,600) and ($388,200), respectively, for the nine months ended September 30, 2004, compared with $60,900 and $60,900, respectively, for the nine months ended September 30, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $541,800 representing a decrease of $208,300 since December 31, 2003.

After taking account of non-cash items and other adjustments, our cash requirements for operations for the nine months ended September 30, 2004 were $686,900. The principal source of cash from operating activities for the nine months ended September 30, 2004 was an increase in accrued expenses of $479,600 due to a seasonal increase in inventory purchases. Principal uses of cash from operating activities in the first nine months of fiscal 2004 were seasonal increases of:

•	$538,500 in accounts receivable

•	$243,800 in inventories and

•	$240,700 in other assets

The principal source of cash from investing activities for the first nine months of 2004 was $72,900 from the sale of investment securities. The principal uses of cash from investing activities for the nine months ended September 30, 2004 were $1,870,900 for the acquisition of Curiosity Kits and $95,500 for additional computer and production equipment.

To meet a portion of our operating cash requirements, we increased our borrowing under our line of credit by $951,200, increased notes payable by $645,000 and received net proceeds of $1,571,000 from common share option and warrant exercises. After applying $783,100 to repayment of notes payable, mortgage and capital lease principal, this left net cash from financing activities of $2,372,100.

At September 30, 2004, borrowing under our line of credit was $1,611,400, an increase of $532,600 from $1,078,800 as of September 30, 2003. Our line of credit provides for borrowings up to $2,000,000 at the prime rate plus ½ % and matures June 30, 2005 at which time we currently intend to extend the credit arrangement. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of September 30, 2004 we were eligible to borrow $2,000,000 under our line of credit and were in compliance with our financial covenants.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

Repurchase of Securities

We repurchased 5,900 of our common shares during the third quarter of 2004. In early 2004, our Board of Directors had authorized a program for repurchases of up to 150,000 common shares.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
July 1, 2004 – July 31, 2004	—	—	—	150,000
August 1, 2004 – August 31, 2004	2,100	$1.94	2,100	147,900
September 1, 2004 – September 30, 2004	3,800	$2.09	3,800	144,100

Total	5,900	$2.03	5,900

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

•	Form 8-K dated and filed on October 5, 2004 announcing revenues for the quarter and nine months ended September 30, 2004.

•	Form 8-K dated and filed on October 22, 2004 setting forth, among other matters, the Company’s profitability for the three months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: October 29, 2004	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2004	By:	/s/ ROBERT L. BURROWS
Robert L. Burrows
Chief Financial Officer (Principal Accounting Officer)