Form 10KSB
period 2004-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2005-02-24
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-13118

(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA	59-2095427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 N. Keller Road, Suite E ORLANDO, FLORIDA	32810
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including area code: (407) 481-8007

Securities registered under Section 12(b)

of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)

of the Securities Exchange Act of 1934:

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $9,109,200.

As of February 17, 2005, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $15,566,400.

As of February 17, 2005, there were 4,717,100 shares of issuer’s common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Action Products International, Inc. (NASDAQ: APII) is a brand-focused, educational toy company. We design, manufacture and market a diversified portfolio of educational, positive and non-violent brands of toy products, to various retailing channels such as toy stores, specialty retailers, education outlets, museums, and attractions in the United States and throughout the world. We were originally incorporated, and began our operations, in New York in 1977, and relocated and re-incorporated in Florida in 1980 as a distributor of education oriented toys and children’s books, stationery and souvenirs, supplying museum gift shops. In 1997 a new business model was developed and implemented around our toy business. From 1997 through 2004 we successfully developed or acquired and brought to market a core portfolio of proprietary branded product lines to replace sales of divested non-core lines. Our first internally developed proprietary toy brand, Space Voyagers®, generated approximately $1.0 million in its first full year on the market. During the past eight fiscal years, we have continued to develop other new proprietary products through internal development, licensing and acquisition. In October 2002 we began shipping our newest brand, Jay Jay The Jet Plane™, based on the PBS television show of the same name. In April 2004 we completed the acquisition of certain assets of Curiosity Kits, Inc., a developer, manufacturer and marketer of craft and activity kits for children that are sold primarily to specialty toy and craft retailers, and art museums throughout North America. Our business model is based on the expansion of core brands, while developing new brands through internal product development, favorable licensing agreements and prudent acquisitions. Our growth strategy is based on increasing our sales turnover, penetration in existing channels and diversifying distribution channels, while creating and increasing brand equity.

We sell our educational toy product lines under the umbrella name “Action Products™”. Our marketing and promotion communications focus on our individual brands such as CURIOSITY KITS®, SPACE VOYAGERS®, CLIMB@TRON™, I DIG DINOSAURS®, WOODKITS™, DROP ZONE EXTREME®, PLAY & STORE™ and JAY JAY THE JET PLANE™. Products include premium wooden toys, action figures, play-sets, activity kits and various other playthings with a strategic emphasis on non-violent and educational and fun topics such as Space, dinosaurs, science, and nature.

The EarthLore® I Dig Dinosaurs® brand acquired in October 2000 continues to be a strong brand and contributed over $1.6 million to net sales in 2004. Our best brand rollout to date is the new Jay Jay The Jet Plane™ brand that was introduced in the fourth quarter of 2002. It produced $1.3 million in net sales in 2004. The Curiosity Kits® brand acquired in April 2004 was a significant contributor to our net sales in 2004, generating approximately $2.2 million during the nine months following the acquisition. Our other brands including Drop Zone Extreme™, Space Voyagers® and Play & Store™ contributed the remaining $4.0 million net sales in 2004.

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

Sales for the year ended December 31, 2004 were $9,109,200 compared to $8,217,900 in 2003. This represents an 11% gain, which is impressive considering the challenges the toy retailers experienced during the year. The 2004 sales figure was the highest in the company’s history. In the fourth quarter, sales were $3,017,000 in 2004 compared to $1,843,100 in 2003 representing an increase of 64%.

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

Several of our product lines which includes I Dig™, Climb@Tron™ and Space Voyagers® appeal to international customers. We expect our foreign sales that totaled approximately $0.4 million in 2003 and $0.5 million in 2004 to grow in the future as we execute distribution agreements with additional foreign distributors.

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

Our Business Strategy

Our goal is to become the leading provider of educational, positive, non-violent toys for ages 2-10 through specialty retailers and selected chain stores in the U.S. and international markets by:

Strengthening our distribution channels. We have the potential of reaching a significantly greater number of toy retailers than we have achieved to date. At year end of 2004 market penetration, particularly in the specialty toy retail channel, was approximately 50% of the estimated total of 2,000 North American outlets. During the latter part of 2004, management implemented several additional changes in our sales organization intended to upgrade our capabilities to better implement our sales strategies and programs targeted to increase penetration in the retail store channel. Sales programs include a volume buying program for independent toy retailers (using freight and payment dating incentives); cost efficient merchandising, easy to try brand assortments, and a dealer communication program to better position our company and our brands with retail dealers. Plans are underway to better train dealers and their retail sales staff on the attributes of our brands. These programs are designed to assist with two core distribution objectives; first to increase dealer support for our brands thereby increasing market penetration and second to increase sell-through for our dealers. Additionally we believe we are not limited to traditional toy and other large discount retailers for distribution of our products. We plan to increase distribution of our products through independent specialty toy retailers, museums, zoos and attractions, the education industry suppliers, as well as select national and regional retail chains.

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

Increasing our product offerings to our target markets. Our plan is to introduce and ship over 50 new products in 2005 in our key core brands including Curiosity Kits®, I Dig Excavation Adventures™ with the new I Dig Treasures Pirates line, Space Voyagers® female astronaut action figure, Kidz Workshop EZ Build™, and JAY JAY THE JET PLANE WOODEN ADVENTURE SYSTEM™. We will continue to enhance our products and lines through the design, development and acquisition of new product offerings of educational/non-violent toys in the preschool and elementary school age categories. We expect to identify suitable licensing and acquisition candidates, with established brands, which we believe will benefit our dealers and consumers resulting from synergies of combined sales and supply chain management.

Increasing trade and consumer awareness: We anticipate significantly increasing in-store merchandising support, shelf space, store events, and advertising. These types of marketing initiatives in 2004 helped increase our independent toy store sales by over 100%. We continue to gain consumer awareness as well as insight through the use of inserts in our product packaging. Each product insert contains a cross sell brochure increasing consumer awareness of the line, while a store product registration card gives the company consumer feedback.

Expanding our presence in international markets. We have already successfully test marketed several of our products in international markets but we have only recently begun to focus on this area. Our international net sales were approximately $0.4 million in 2003 and $0.5 million in 2004. We expect our sales from international markets to grow and to constitute a growing portion of our sales in the future. We plan to penetrate international consumer markets by using a combination of direct sales to retailers and distribution arrangements. For example, we have strengthened our distribution relationship in the U.K., which is estimated to be a $2 billion toy market, and an established sales experience with some major retailers in Canada. We expect to continue to develop these existing channels and selectively add new ones to increase our international sales potential.

Expanding our products and sales through acquisitions. We expect to continue to evaluate acquisition and licensing opportunities that have the potential for significant cost synergies and provide our dealers complementary product lines that can be readily merged into our current supply, sales and distribution process.

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

Jay Jay The Jet Plane™

Based on the animated series currently airing on PBS and PBS Kids networks, the Jay Jay The Jet Plane Wooden Adventure System™ comprised of characters and accessories is designed specifically for children ages 3 to 6, using high quality wood. Wood play systems, some based on preschool properties such as THOMAS & FRIENDS™ and BOB THE BUILDER™ have become a staple for children’s toy dealers throughout the world. Created in America, Jay Jay The Jet Plane™ is most often likened to the UK based “Thomas” property. Industry estimates indicate the sale of Thomas & Friends wood toys generate over $50 million a year for its manufacturer. As such, we believe there is good potential for our line of Jay Jay The Jet Plane Wooden Adventure System™ toys. The television reach for Jay Jay The Jet Plane™ is expanding internationally. We believe the international market for our Jay Jay toys will mirror the carriage of the television and video content on a country-by-country basis. We are still in the launch phase of this important product line with significant new product introductions, which include four new characters and a starter set, planned throughout 2005.

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

I Dig™ Excavation Adventures

Our I Dig™ Excavation Adventures let children become modern day dinosaur hunters and archaeologists. Using steel tools, children dig through dust free “rock” to unearth replica dinosaur bones and Egyptian artifacts. This line will be expanded in 2005 with the introduction of four I Dig™ Adventures, which include an Arrowhead and Gold Rush dig.

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

In December 2001 we signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The popularity of this PBS children’s cartoon made for a very successful launch of the product in the fourth quarter of 2002. The initial term of the agreement expired in December 2004 and is renewable at our election for one additional year. The agreement has been renewed through December 31, 2005. Based on the sales performance to date and our positive working relationship with Porchlight Entertainment we believe the license will be extended beyond the one-year renewal term.

In January 2004 we signed a new exclusive distribution agreement for certain of the Climb@Tron™ robots. The term is for two years and the right to maintain exclusive distribution in the assigned territory is subject to meeting minimum sales levels. These minimum sales levels were met in 2004.

In October 2004 we signed an exclusive licensing agreement to develop and market a line of unique consumer products designed to encourage and enhance creative thought processes and communications skills. The products will be marketed under the name “Talking Stix™”. The term is for two years and is renewable for a one-year term subject meeting minimum sales levels.

We will continue to selectively seek out appropriate licensing agreements that support our objective to develop exclusive quality brands with long-term sales growth potential.

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced services and to concentrate our internal resources on product development, sales and marketing. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. We use several OEM contract manufacturers to source components and build finished products to our specifications. We currently use approximately 29 contract manufacturers located in the United States, Hong Kong and China to build our finished products. The suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies.

During 2004 and 2003 our largest single manufacturer supplied 15% and 10% respectively, of our products and our top three manufacturers combined supplied a total of 36% and 60% respectively. We believe that other manufacturers are available to us should any of our significant manufacturers, including our largest manufacturer, be unable or unwilling to continue to manufacture our products for us.

Based on our net sales in 2004, major retailers and international distributors took title to approximately 11% of our products directly from our manufacturing facilities in Asia. However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and our retailers and distributors throughout the U.S. and Canada.

Marketing, Sales and Advertising

We exhibit our product lines at toy, gift and related industry trade shows. Our most important trade show is the American International Toy Fair held in New York City in February. At the 2003 Toy Fair, we introduced new Jay Jay The Jet Plane™ characters, Wild Climbers™ an extension to our Climb@Tron™ brand and expanded our Woodkit selection. At the 2004 Toy Fair, we introduced a new pirate-themed line of I DIG Treasures® excavation kits, 25 other items, including the industry’s first female astronaut action figure, and re-introduced 50 products in direct response to high demand from museum and specialty retailers from across the Country.

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

Trade advertising remained a core marketing tool in 2004. We placed ads throughout the year in trade publications including Playthings, The Toy Book and publications of the American Specialty Toy Retailers Association (ASTRA). Through a cross marketing arrangement our Jay Jay The Jet Plane Wooden Adventure System™ is advertised to consumers in Jay Jay story books published by the Price Stern Sloan division of Penguin Putnam Publishing. Other cross marketing arrangements are under discussion with Jay Jay and other brands.

Sales and Distribution

We service customers in all fifty U.S. states and the District of Columbia, and export to a number of foreign countries including the United Kingdom, Spain, Canada and Japan.

Our management focuses its efforts on growing our customer base by increasing our penetration and presence in new and existing distribution channels. Museum stores and attractions throughout the U.S. and around the world served as our primary customer base since the inception of our company. While this niche provided us with a solid foundation for growth, we have successfully expanded our distribution to national toy stores, specialty retailers and other available retail outlets. We have a diversified customer base including some of the major toy retailers in the U.S. and Canada. Ten large customers accounted for slightly under 34% of our net sales in 2004. Our largest single customer accounted for slightly less than 9% of our total net sales.

Our sales team seeks to work in conjunction with store buyers from our key retailers to forecast demand for our products, develop the store floor footprint, secure retail shelf space for our products and agree upon pricing components, including cooperative advertising allowances. The large retail chains generally provide us with a preliminary forecast of their expected purchases of our products. While these and subsequent forecasts are not contractually binding, they provide important feedback that we use in our planning process throughout the year. We work closely with our key retailers during the year to establish and revise our expected demand forecasts and plan our production and delivery needs accordingly. Most retailers issue purchase orders to us, as they need product. Based on these purchase orders, we prepare shipments for delivery through various methods. For large retail chains, we generally deliver our products directly to these retailers’ warehouses from our third-party manufacturing factories. For our smaller retailers, we generally ship our products to our warehouse in Florida, and from there to the retailers’ respective locations. We sell to smaller volume retail stores through a combination of sales representatives and direct salespeople.

Our distribution strategy is focused on the specialty retail and selected mass-market channels. This includes selectively differentiating the products we distribute through each channel to address the divergent pricing, packaging and merchandising requirements of customers in the specialty and mass market channels.

International Operations, Sales and Manufacturing

On September 28, 2000, we formed Action Products Canada, Ltd., a wholly owned Canadian subsidiary, for the purpose of acquiring substantially all of the assets including, but not limited to, patents, pending patent applications, trademarks, brand names, customer lists and inventory and assuming certain liabilities of Earth Lore, Ltd., a Canadian toy manufacturer located in Winnipeg, Manitoba. The primary reason for this transaction was to obtain Earth Lore’s rights and market share in the “I Dig Dinosaurs” line of toys. These toys are educational and non-violent and complement our other product offerings. On October 15, 2000, the acquisition was completed and was accounted for using the purchase method of accounting for business combinations. Following completion of the acquisition we implemented a plan to exit certain Canadian production and distribution activities by integrating the acquired assets and distribution activities into our facility in Florida. Production of the EarthLore products was successfully transferred at the end of December 2001, to a cost effective and reliable foreign source with a successful track record manufacturing other products in our line. In January 2005, Action Products Canada, Ltd. was dissolved.

Overall revenues from our international sales represented approximately $0.4 million or 5% of our total revenues in 2003 and $0.5 million or 5% in 2004. Over 90% of international sales were made in Canada. Revenues from other international customers still represent a limited percentage of our total revenues.

Although we have formal international distributor agreements for The United Kingdom, we also sell to other international accounts and distributors on a direct basis.

In general, international sales are subject to inherent risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. Our products are produced by approximately 29 outside manufacturing companies in the U.S., Hong Kong and China, and are imported directly by us as finished goods. Though we did experience some delays in shipment in the fall of 2002 due to a prolonged work stoppage at 28 west-coast shipping ports, the effect was mainly a delay in sales and over the long term will not have a materially adverse effect on the business. We do not expect this event to reoccur any time soon, nor do we expect to be impacted by any of the other risks listed above. There are no assurances that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and goodwill. We experience minimal currency risk because these foreign sourcing transactions are conducted using U.S. dollars.

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

Competition

Our business is highly competitive and we compete for shelf space with various toy manufacturers, importers and distributors, such as Leapfrog with $1.3 billion in sales of educational toys; Learning Curve (which was acquired by RC2 Corporation) with approximately $130 million in sales to specialty retailers; Jakks Pacific which keys its growth to acquisitions; and a number of smaller companies primarily having single product lines and often privately owned. Our ability to compete successfully is based upon our core competencies, including our experience in conceptualizing and developing quality toys that are themed as non-violent and educational, our unique ability to perform a wide range of specialized “same day” shipment on most domestic orders and outstanding customer service. Our manufacturer representative firms and in-house sales professionals maintain regular and close contact with direct customers. Our reputation, customer service and unique brand offerings enable us to build and maintain customer loyalty.

Intellectual Property

Our products are sold and protected under trademarks, service marks, trade names and copyrights, and a number of those products are produced using a patented method owned by us. We consider our intellectual property rights to be important assets in that they provide product recognition and protection. Our products are also protected in as many other countries as allowed by trademark, copyright and patent laws to the extent that such protection is available and meaningful. We currently believe our rights to these properties are adequately protected, but we cannot assure you that our rights can be successfully asserted in the future or that such rights will not be invalidated, circumvented or challenged.

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

Personnel

As of December 31, 2004, we had 31 employees worldwide, including three executive officers, seven sales and customer support personnel, eight marketing and product development personnel, five distribution personnel and eight administrative and procurement personnel. We offer our employees a benefits package that includes health and life insurance plans, a 401(k) plan and an employee-contributed IRC Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with us for at least a one-year period following termination of their employment. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Orlando, Florida, where we lease a 6,000 square foot suite in a business district near downtown Orlando, staffed by executive, sales, marketing, importing and graphics personnel. We are currently on a short-term sublease that expires July 12, 2005. We have the option to extend the lease for an additional 12 months through July 2006. The lease rate will increase from approximately $50,000 to $65,000.

In addition, we own a distribution facility in Ocala, Florida. The Ocala facility, which we have owned for over fifteen years and houses our distribution center, is comprised of a 35,000 square foot mixed use building and 2.5 acres of land. This facility, which is situated in an industrial park comprised of similar facilities, is expected to be sufficient to meet our current warehousing and distribution needs.

The property is encumbered by a mortgage, the principal balance of which, as of December 31, 2004, was $475,300 and may be prepaid at any time without penalty. During 2004 we have prepaid $56,500 of the outstanding principal. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. A balloon payment of approximately $351,200 is due in 2008.

The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, we maintain a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2004, we were in compliance with all covenants.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “APII.” The following table represents the range of the high and the low bid quotations, as reported by the Nasdaq Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2003 and 2004. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2003	$0.90	$1.54
June 30, 2003	$0.62	$2.10
September 30, 2003	$1.82	$3.27
December 31, 2003	$2.50	$4.90
March 31, 2004	$2.15	$4.20
June 30, 2004	$2.38	$4.50
September 30, 2004	$1.53	$2.78
December 31, 2004	$1.63	$5.28

On February 17, 2005, the closing price of our common stock was $3.30 and we had approximately 1,400 record owners of our common stock.

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

On April 24, 2003 we announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00 and expires June 9, 2006. As of December 31, 2004 approximately 3,272,100 warrants had been issued. As of December 31, 2004, total warrants exercised were 1,357,300.

On October 29, 2004 we announced a warrant distribution to all shareholders of record as of January 7, 2005. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.00 and $3.50 and expires January 6, 2006. As of January 24, 2005 approximately 4,571,600 warrants had been issued.

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities by us during the fourth quarter of 2004 that were not registered under the Securities Act.

Repurchase of Securities

On March 24, 2004, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program will expire three years from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. As of December 31, 2004 we repurchased 6,900 of our common shares and 143,100 remain available under the plan.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
October 1, 2004 – October 31, 2004	—	—	—	144,100
November 1, 2004 – November 30, 2004	1,000	$1.89	1,000	143,100
December 1, 2004 – December 31, 2004	—	—	—	143,100

Total	1,000	$1.89	1,000	143,100

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2004 and 2003 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

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

General Overview

In 1997, we shifted our focus from being a distributor of other manufacturers’ toys, gifts, souvenirs, promotional premiums and published products towards the development, establishment and distribution of our own proprietary brands and products. Our strategy is to continue broadening our collection of brands through internal development, licensing and acquisitions. Proprietary brands allow us to better control costs, maintain margins and secure favorable relationships with the most prominent sales and retail organizations in the toy industry.

We develop brands by introducing new products based on market opportunities and extending our strongest product lines. In 2001, we developed a broad line of themed educational toys with the name Play & Store™ to fill, what we believe to be, an overlooked niche in the specialty toy industry and we improved the line further with new products in 2002. We also introduced a Wooden Adventure System™ with the Jay Jay The Jet Plane™ name under a license agreement with Porchlight Entertainment. In April 2004, we completed the acquisition of certain assets of Curiosity Kits, Inc., a developer, manufacturer and marketer of craft and activity kits for children that are sold primarily to specialty toy and craft retailers, and art museums throughout North America. In October 2004, we signed an exclusive licensing agreement to develop and market a line of unique consumer products designed to encourage and enhance creative thought processes and communications skills. The products will be marketed under the name “Talking Stix™”. Our product development objective is to develop a solid diversified portfolio of proprietary brands to drive top line revenues.

Historically, our principal source of revenues has been the sale of products to retailers. We anticipate this will continue for the foreseeable future. However, we intend to augment this with revenue generating licensing agreements for our proprietary brands and trademarks. The competition and consolidation taking place in the retail sector will continue to present challenges. However, we believe the opportunities for increased penetration of existing channels, continued diversification into new distribution channels and interactive markets will allow us to achieve our growth objectives

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue upon shipment of our products provided there are no significant post-delivery obligations to the customer and collection is reasonably assured. This generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels and actual allowances for defective items.

Inventory Valuation

Inventory is valued at the lower of cost (determined by the first-in, first-out method) or market. Based upon a consideration of quantities on hand, actual and anticipated sales volume, anticipated product selling price and product lines planned to be discontinued; slow-moving and obsolete inventory is written down to its estimated net realizable value. Failure to accurately predict and respond to consumer demand could result in us under producing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded when deemed necessary.

Intangible Assets

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, goodwill is no longer amortized but, instead, is tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Management believes, based on the testing performed during 2004, that goodwill is not impaired.

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). This statement amends SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions became effective for us beginning with our year ended December 31, 2003. We have elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

	2004	2003
Net income (loss)
As reported	$(67,800)	$(523,600)
Pro forma	$(162,600)	$(792,700)

Results of Operations

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	2004	2003
Net Sales	100.0%	100.0%
Cost of Sales	48.3%	51.5%

Gross Profit	51.7%	48.5%

Selling Expense	25.5%	27.9%
General & Administrative Expense	26.2%	26.0%

Total Operating Expense	51.7%	54.0%

Loss from Operations	0.0%	-5.5%

Other Income/(Expense)	-0.9%	-0.9%

Loss Before Benefit (Provision) From Income Taxes	-0.9%	-6.4%
Taxes	0.2%	0.0%

Net Loss	-0.7%	-6.4%

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Net sales increased by $891,300 or 11% to $9,109,200 in fiscal 2004 from $8,217,900 in fiscal 2003. This increase in annual sales, a new record, was mainly attributable to sales of the Curiosity Kits® brand which was acquired in April 2004 and a 44% increase in sales of our I Dig Dinosaurs® brand which offset a decrease in sales of our Jay Jay The Jet Plane Wooden Adventure System™ to toy chains. Sales in our core independent toy retail channels continued their growth compared to the 2003 levels with an increase of over 40%.

Gross profit increased by $727,100 or 18% to $4,710,100 in fiscal 2004 from $3,983,000 in fiscal 2003. As a percentage of sales, gross profit increased to 51.7% in fiscal 2004, compared to 48.5% in fiscal 2003. The increase in gross profit is attributable principally to the increase in sales discussed above. The increase in gross profit percentage was attributable to reduced product cost, discounts and allowances which were partially offset by increased freight costs.

Selling, general and administrative (SG&A) expenses were $4,713,300 and $4,434,300 in fiscal 2004 and 2003, respectively. The $279,000 or 6% increase in SG&A expenses is due primarily to the following:

•	Compensation increase of $439,100 due to staffing increases in marketing, sales, customer service, product development and logistics.

•	Freight out increase of $115,000 due to higher sales and increased freight rates.

•	Advertising and promotion increase of $91,400 due to increased trade show participation and use of in-store merchandising materials.

•	Commission expense increase of $83,900 due principally to the increase in sales.

•	Travel expense increase of $41,100 resulting from increased sourcing activity and customer sales calls.

These increases were partially offset by decreases in:

•	Brand licensing of $280,400 due to a decrease in toy chain sales of our Jay Jay The Jet Plane Wooden Adventure System™.

•	Doubtful accounts expense of $227,700.

Interest expense related to current and long-term debt was $109,400 and $104,200 in fiscal 2004 and 2003, respectively. The $5,200 increase is due primarily to higher interest rates during fiscal 2004 and slightly higher balances on our line of credit.

Other income/(expense) was $30,400 and $31,900 in fiscal 2004 and 2003 respectively. The decrease was primarily attributable to a decrease in investment income.

Net Loss in fiscal 2004, as a result of the foregoing, was $67,800 or $0.02 per share compared to a net loss of $523,600 or $0.16 per share in fiscal 2003.

Liquidity and Capital Resources

As of December 31, 2004, current assets were $5,158,100 compared to current liabilities of $2,321,000 for a current ratio of approximately 2.2 to 1 compared to 2.2 to 1 as of December 31, 2003.

We had cash and cash equivalents of $721,800 and $750,100 in fiscal year 2004 and 2003 respectively, representing a $28,300 decrease.

We had net cash flows used in operations of $289,700 in fiscal 2004 compared to net cash flows provided by operations of $91,100 in fiscal 2003, representing a decrease of $380,800. Principal sources of liquidity from operating activities for the fiscal year 2004 were: an increase in accrued expenses of $97,600 related to royalties, commissions and in-transit merchandise and decrease in inventory of $212,000 resulting from prudent inventory purchase practices. Principal uses of cash from operating activities for the fiscal year 2004 were: an increase of $913,100 in accounts receivable due primarily to increased sales and promotional payment terms and a reduction of $104,700 in other assets and prepaid expenses.

Principal sources of cash from investing and financing activities during fiscal 2004 were: proceeds from the exercise of common stock options and warrants of $1,794,400 related principally to public warrants issued in June 2003, net borrowings under line of credit of $908,900 and proceeds from notes payable of $645,000 related to the acquisition of Curiosity Kits. Principal uses of cash from investing and financing activities during fiscal 2004 were: $2,099,000 for the acquisition in April 2004 of certain assets of the Curiosity Kits business, repayment of notes payable related to the Curiosity Kits acquisition of $645,000, repayment of mortgage principal and capital lease obligations of $179,500; property and equipment acquisitions of $100,000 and purchase of investment securities and treasury stock for $63,400.

At December 31, 2004, we had $1,569,100 of borrowings under our line of credit (“the Revolver”), an increase of $908,900 from $660,200 as of December 31, 2003. Under the credit agreement for the Revolver, we are subject to financial covenants related to the maintenance of certain asset balances and financial ratios. We are in compliance with all covenants as of December 31, 2004. The borrowing limit under the Revolver is $2,000,000. The eligible borrowing balance at December 31, 2004 was $2,000,000. Interest is payable monthly at the financial institution’s prime rate plus one-half of one percent (½%) (5.25% as of December 31, 2004). The Revolver was renewed in June 2003 and matures on June 30, 2005 at which time we currently intend to extend the credit agreement.

We extend credit to our customers, generally on terms that require payment within 30 days. Some customers participate in an accounts receivable extended payment terms program, pursuant to which payments for products are delayed for up to 120 days. We believe this is consistent with normal practices in the industry.

As of December 31, 2004, $475,400 of long-term debt consisted of a mortgage payable to a commercial bank. The mortgage is collateralized by real estate and improvements, is amortized assuming a twenty-year term, with ten years of monthly principal and interest payments, then a balloon payment due in 2008.

Other long-term liabilities were comprised of deferred revenue associated with a non-compete agreement.

During 2004, we recorded depreciation and amortization of approximately $433,800 compared to $470,000 for fiscal 2003. The decrease in depreciation and amortization is mainly attributable to the completion in the fourth quarter 2004 of amortization related to product development costs for our Jay Jay The Jet Plane™ brand. In addition, we invested $100,000 and $222,700 in the acquisition of new property and equipment in 2004 and 2003, respectively.

Shareholders’ equity at December 31, 2004 increased by $1,763,500 to $5,116,600 compared to $3,353,100 at December 31, 2003, due primarily to proceeds from the exercise of common stock warrants distributed in June 2003, partially offset by the net loss.

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

The following table summarizes our outstanding borrowings and long-term contractual obligations at December 31, 2004, and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period
	Total	On or prior to 12/31/05	January 1, 2006 to December 31, 2006	January 1, 2007 to December 31, 2008
Contractual Obligations
Credit Facility*	$1,569,100	$1,569,100	$—	$—
Mortgage	475,400	38,300	41,300	395,800

Total Contractual Cash Obligations	$2,044,500	$1,607,400	$41,300	$395,800

*	Credit facility matures on June 30, 2005

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

The following table sets forth selected unaudited quarterly statements of operations information for 2004 and 2003. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. We have been unprofitable during the last two years with net losses occurring for the first six months when less than 45 percent of our sales are recognized. Profitability in the second six months of 2004 improved significantly as a result of an 18% increase in sales. We expect that we will continue to incur losses during the first six months of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	Fiscal Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,762,800	$1,937,300	$2,392,000	$3,017,100	$9,109,200
Gross profit	891,600	973,600	1,252,400	1,592,500	4,710,100
Income (loss) from Operations	(190,600)	(258,500)	67,000	378,900	(3,200)
Net income (loss)	$(188,800)	$(252,700)	$53,300	$320,400	$(67,800)

	Fiscal Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,385,100	$2,265,700	$2,724,000	$1,843,100	$8,217,900
Gross profit	705,800	1,170,500	1,353,000	753,700	3,983,000
Income (loss) from Operations	(102,700)	52,800	190,100	(591,500)	(451,300)
Net income (loss)	$(130,000)	$26,100	$164,800	$(584,500)	$(523,600)

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

Factors Associated with our Business

We incurred significant net losses in fiscal 2004 and 2003. If we continue to incur net losses, our ability to satisfy our cash requirements may be more difficult. We incurred net losses of approximately $0.1 million and $0.5 million in fiscal 2004 and 2003. There can be no assurance that we will return to profitability in the future. If we fail to generate operating income and net income, we could have difficulty meeting our working capital requirements.

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

There are risks related to our customers’ payment terms. The majority of our customers receive trade terms to which payments for products are delayed for up to 30 days and some receive up to 120 days, pursuant to various sales promotion programs. The insolvency or business failure of one or more of our customers with large accounts receivable could have a material adverse affect on our future sales.

Seasonality may affect our results of operations. Our sales have historically been seasonal in nature, reflecting peak sales in the second six months of the year and slower sales in the first six months.

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

Our officers and directors control a large percentage of outstanding stock and may be able to exercise significant control. Our current officers and directors beneficially own approximately 68% of our common stock on a fully diluted basis. As a result, current management will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

We have implemented anti-takeover defenses. Certain provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a take-over attempt of us. We are subject to the “affiliated transactions” and “control share acquisition” provisions of the Florida Business Corporation Act. These provisions require, subject to certain exceptions, that an “affiliated transaction” be approved by the holders of two-thirds of the voting shares other than those beneficially owned by an “interested shareholder” or by a majority of disinterested directors. Voting rights must also be conferred on “control shares” acquired in specific control share acquisitions. Lastly, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board, of which all shares remain without designation and available for issuance. We include such preferred stock in our capitalization in order to enhance our financial flexibility. However, the issuance of large blocks of preferred stock may have a dilutive effect with respect to existing holders of our common stock.

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

The issuance of additional shares of common stock or the exercise of outstanding options and warrants will dilute the interests of our shareholders. As of February 17, 2005, we had 4,717,100 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 10,282,900 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders. Further, if all our outstanding options and warrants are exercised, we will have approximately 11,099,000 shares outstanding. Thus, the percentage of shares owned by all existing shareholders will be reduced proportionately as options and warrants are exercised. The table below summarizes our current outstanding common shares, options and warrants:

Common Shares, Options and Warrants	Number of Common Shares	Number of Common Shares underlying Options and Warrants	Total
Common shares issued as of February 17, 2005
issued	4,717,100	—	4,717,100
less treasury shares	(179,700)	—	(179,700)
Options outstanding as of February 17, 2005
currently exercisable	—	327,700	327,700
currently unexercisable	—	45,000	45,000
Warrants outstanding as of February 17, 2005 (all warrants are currently exercisable)
public warrants	—	6,188,900	6,188,900

TOTAL	4,537,400	6,561,600	11,099,000

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-17 and are incorporated herein by this reference.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the Proxy Statement. We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The text of the code is available upon request. Written requests should be addressed to Robert L. Burrows, Chief Financial Officer, Action Products International, Inc., 1101 North Keller Rd., Suite E, Orlando, Florida 32810, or telephone 407-481-8007.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Description
3.1	Amended Articles of Incorporation (1)

3.2	Amended Bylaws (1)

10.1	Incentive Stock Option Plan (2)

10.2	401(k) Plan (3)

10.3	1996 Stock Option Plan (4)

10.4	License Agreement dated December 17, 2001, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (5)

10.5	Loan Agreement by and between the Company and Mercantile Bank dated June 20, 2003 (6)

10.6	Warrant Agreement by and between the Company and Registrar & Transfer Company dated as of June 12, 2003 (7)

10.7	Warrant Solicitation Agreement dated as of August 27, 2003, by and between the Company and GunnAllen (8)

10.8	Warrant Solicitation Agreement dated as of August 30, 2003, by and between the Company and J.P. Turner & Co., LLC (9)

10.9	Asset Purchase Agreement dated as of April 5, 2004, by and between Action Products International, Inc., Curiosity Kits, Inc. and Brighter Vision Holdings, Inc. (10)

10.10	Warrant Agreement by and between the Company and Registrar & Transfer Company dated as of January 7, 2005 (11)

10.11	Warrant Solicitation Agreement dated as of January 24, 2005, by and between the Company and Brookstreet Securities (11)

10.12	License Agreement dated February 16, 2005, by and between Action Products International, Inc. and Taffy Entertainment, LLC (12)

21.1	List of Subsidiaries (13)

23.1	Consent of Moore Stephens Lovelace, P.A.*

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification*

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification*

*	Filed herewith
(1)	Incorporated by reference to our Definitive Proxy Statement, filed April 29, 2004, File No. 0-13118.
(2)	Incorporated by reference to our Registration Statement on Form S-18, filed September 27, 1984, File No. 002-93512-A.
(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed August 17, 1987, File No. 0-13118.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, File No. 0-13118.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 26, 2003.
(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on July 25, 2003.
(7)	Incorporated by reference to our Registration Statement on Form S-3, filed May 29, 2003, File No. 333-106713.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2003
(9)	Incorporated by reference to our Current Report on Form 8-K filed on October 15, 2003.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2004.
(11)	Incorporated by reference to our Registration Statement on Form S-3, filed December 3, 2004, File No. 333-120970.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on February 23, 2005.
(13)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, File No. 0-13118.

Reports on Form 8-K

Form 8-K dated October 5, 2004 was filed on October 5, 2004 setting forth, the Company’s revenues for the three months and nine months ended September 30, 2004.

Form 8-K dated October 20, 2004 was filed on October 22, 2004 setting forth, the Company’s profitability for the three months ended September 30, 2004.

Form 8-K dated January 12, 2005 was filed on January 13, 2005 setting forth, the Company’s revenues for the three months and twelve months ended December 31, 2004.

Form 8-K dated January 18, 2005 was filed on January 19, 2005 setting forth, the Company’s profitability for the three months ended December 31, 2004.

Form 8-K dated February 15, 2005 was filed on February 16, 2005 setting forth, the Company’s profitability for the twelve months ended December 31, 2004.

Form 8-K dated February 16, 2005 was filed on February 23, 2005 setting forth, the License Agreement by and between Action Products International, Inc. and Taffy Entertainment, LLC.

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

Date: February 24, 2005

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ WARREN KAPLAN Warren Kaplan	Chairperson of the Board	February 24, 2005

/s/ RONALD S. KAPLAN	Chief Executive Officer and Director (Principal executive officer)	February 24, 2005
Ronald S. Kaplan

/s/ ROBERT L. BURROWS Robert L. Burrows	Chief Financial Officer and Secretary (Principal financial officer and principal accounting officer)	February 24, 2005

/s/ NEIL SWARTZ	Director	February 24, 2005
Neil Swartz

/s/ SCOTT RUNKEL	Director	February 24, 2005
Scott Runkel

/s/ JUDITH KAPLAN	Director	February 24, 2005
Judith Kaplan

/s/ ANN E. W. STONE	Director	February 24, 2005
Ann E. W. Stone

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Action Products International, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheet of Action Products International, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Action Products International, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORE STEPHENS LOVELACE, P.A. –
MOORE STEPHENS LOVELACE, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
Orlando, Florida
January 28, 2005

F - 1

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$721,800
Investment securities	139,900
Accounts receivable, net of an allowance for doubtful accounts of $94,900	2,489,100
Inventories, net	1,543,800
Prepaid expenses and other assets	263,500

TOTAL CURRENT ASSETS	5,158,100

PROPERTY, PLANT AND EQUIPMENT	3,279,100
Less accumulated depreciation and amortization	(2,019,500)

NET PROPERTY, PLANT AND EQUIPMENT	1,259,600
GOODWILL	1,381,900
OTHER ASSETS	125,100

TOTAL ASSETS	$7,924,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$87,900
Accrued expenses, payroll and related expenses	521,500
Current portion of mortgage payable	38,300
Borrowings under line of credit	1,569,100
Other current liabilities	104,200

TOTAL CURRENT LIABILITIES	2,321,000

MORTGAGE PAYABLE	437,100
DEFERRED REVENUE	50,000

TOTAL LIABILITIES	2,808,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock -$.001 par value; 15,000,000 authorized; 4,748,500 shares issued	4,700
Treasury stock - $.001 par value; 179,700 shares	(200)
Additional paid-in capital	7,154,100
Accumulated Deficit	(2,042,000)

TOTAL SHAREHOLDERS’ EQUITY	5,116,600

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,924,700

The accompanying notes are an integral part of the financial statements.

F – 2

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003
NET SALES	$9,109,200	$8,217,900

COST OF SALES	4,399,100	4,234,900

GROSS PROFIT	4,710,100	3,983,000

OPERATING EXPENSES
Selling	2,325,100	2,295,500
General and administrative	2,388,200	2,138,800

TOTAL OPERATING EXPENSES	4,713,300	4,434,300

LOSS FROM OPERATIONS	(3,200)	(451,300)

OTHER INCOME (EXPENSE)
Interest expense	(109,400)	(104,200)
Other	30,400	31,900

TOTAL OTHER INCOME (EXPENSE)	(79,000)	(72,300)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(82,200)	(523,600)
BENEFIT FROM INCOME TAXES	14,400	—

NET LOSS	$(67,800)	$(523,600)

LOSS PER SHARE
Basic & Diluted	$(0.02)	$(0.16)

Weighted average number of common shares outstanding:
Basic & Diluted	4,169,300	3,228,100

The accompanying notes are an integral part of the financial statements.

F – 3

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock $.001 Par Value		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
BALANCE - JANUARY 1, 2003	3,221,000	$3,200	$4,448,500	$(1,450,600)	$3,001,100
TREASURY STOCK (Repurchase of Common Shares)	(126,700)	(100)	(141,200)	—	(141,300)
ISSUANCE OF COMMON SHARES	519,100	500	999,800	—	1,000,300
ISSUANCE OF WARRANTS FOR SERVICES	—	—	16,600	—	16,600
NET LOSS	—	—	—	(523,600)	(523,600)

BALANCE - DECEMBER 31, 2003	3,613,400	3,600	5,323,700	(1,974,200)	3,353,100
TREASURY STOCK (Repurchase of Common Shares)	(6,900)	—	(13,900)	—	(13,900)
ISSUANCE OF COMMON SHARES	962,300	900	1,793,500	—	1,794,400
ISSUANCE OF WARRANTS FOR SERVICES	—	—	50,800	—	50,800
NET LOSS	—	—	—	(67,800)	(67,800)

BALANCE - DECEMBER 31, 2004	4,568,800	$4,500	$7,154,100	$(2,042,000)	$5,116,600

The accompanying notes are an integral part of the financial statements.

F – 4

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(67,800)	$(523,600)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation	282,500	301,900
Amortization	151,300	168,100
Loss on disposal of property plant and equipment	1,000	1,000
Warrants issued for services	50,800	16,600
Provision for bad debts	30,100	197,700
Changes in:
Accounts receivable	(913,100)	(449,000)
Inventories	212,000	231,700
Prepaid expenses	(42,600)	52,600
Other assets	(62,100)	(20,700)
Accounts payable	(4,400)	(261,300)
Accrued expenses	97,600	401,100
Deferred revenue	(25,000)	(25,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(289,700)	91,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(49,500)	(90,400)
Acquisition of Curiosity Kits	(2,099,000)	—
Acquisition of property, plant and equipment	(100,000)	(222,700)

NET CASH USED IN INVESTING ACTIVITIES	(2,248,500)	(313,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(13,900)	(141,300)
Proceeds from related party notes payable	645,000	—
Net proceeds from common stock options and warrants exercises	1,794,400	1,000,300
Repayment of mortgage principal	(89,200)	(108,200)
Repayment of notes payable and obligation under capital lease	(735,300)	(86,500)
Net change in borrowings under line of credit	908,900	(255,600)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,509,900	408,700

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(28,300)	186,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	750,100	563,400

CASH AND CASH EQUIVALENTS AT END OF YEAR	$721,800	$750,100

Supplemental disclosures - cash paid for:
Interest	$88,400	$104,200
Income Taxes	—	—

The accompanying notes are an integral part of the financial statements.

F – 5

Action Products International, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

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

Acquisition of Curiosity Kits, Inc.

On April 5, 2004, the Company acquired substantially all of the assets of Curiosity Kits, Inc. including, but not limited to, inventory, accounts receivable, fixed assets, trademarks, brand names and customer lists. The acquisition was completed and accounted for under the purchase method of accounting for business combinations. The purchase price was approximately $2,099,000 and was comprised entirely of cash. Approximately $1,524,900 of the purchase price was allocated to tangible and identifiable intangible assets acquired based upon their estimated fair values as of the effective date of the acquisition. The $574,100 excess of consideration paid, including approximately $177,900 of other costs related to the transaction, over and above the estimated fair value of the identifiable net assets acquired, has been included in the accompanying balance sheet as Goodwill.

The accompanying consolidated financial statements include the results of operations of Action Products International, Inc. for the year ended December 31, 2004 and Curiosity Kits for the period April 5, 2004 through December 31, 2004. All significant intercompany transactions have been eliminated.

The following table of unaudited pro-forma results presents the operations of the Company as if it had owned the business of Curiosity Kits since January 1, 2003, after giving effect to certain adjustments, including amortization of assets acquired:

	2004	2003
NET SALES	$9,750,400	$13,591,400
NET LOSS	$(702,900)	$(2,943,100)
LOSS PER SHARE	$(0.17)	$(0.91)

F – 6

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company was originally founded in 1977 as a distributor of select consumer products to primarily museum gift shops in the United States. New management assumed the helm in 1997, divested non-core assets and introduced Space Voyagers® the Company’s first proprietary toy brand, thus launching Action Products’ new business focus. In October 2000, the successful I DIG® brand was acquired, followed by the acquisition of the JAY JAY THE JET PLANE™ license in December 2001 from Porchlight Entertainment and joined by the acquisition of Curiosity Kits® in April 2004. The three new brands generated over $5.0 million of the Company’s 2004 net sales of $9.1 million.

The accompanying consolidated financial statements include the results of operations of Action Products International, Inc. and its wholly owned foreign subsidiary, Action Products Canada, Ltd., for the years ended December 31, 2004 and 2003. All significant intercompany transactions have been eliminated.

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories, which primarily consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market. The inventory valuation allowance at December 31, 2004 was $177,000.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Building	40 Years
Furniture, fixtures and equipment	5 - 10 Years

Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter.

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment consists of the following at December 31, 2004:

Land	$67,400
Building improvements	1,048,700
Equipment	1,947,600
Furniture and fixtures	215,400

$3,279,100

Goodwill

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and is tested at least annually for impairment. Management believes, based on the testing performed during 2004, that goodwill of $1,381,900 is not impaired.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at December 31, 2004:

Insurance premiums	$52,500
Trade show deposits	72,900
Royalties	47,500
Service & software maintenance fees	19,700
Other	70,900

$263,500

Other assets classified as long-term consist primarily of costs associated with certain product development, patent and trademark costs. These assets are amortized on a straight-line basis over their useful lives, as follows:

		Net Book Value At December 31, 2004
Product development costs	2 Years	$49,100

Patents and trademarks	15 Years	36,400
Other	2 – 5 Years	39,600

		$125,100

The gross carrying amount and accumulated amortization of patents and trademarks at December 31, 2004 are $64,000 and $27,600, respectively. Related amortization expense for 2004 and 2003 was $16,600 and $2,600 respectively.

NOTE 1 -NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Revenue

In December 1997, the Company entered into an agreement with the purchaser of certain of the Company’s assets associated with its snack food product line. The agreement provides for, among other things, the Company to receive compensation of $250,000 in exchange for ceasing its activities related to the manufacture and sale of freeze-dried snack foods for a period of ten years. The Company recorded the $250,000 in compensation as deferred revenue at December 31, 1997 and is amortizing this amount into income using the straight-line method over the terms specified in the agreement. As of December 31, 2004, deferred revenue related to this agreement was $75,000.

Revenue Recognition

The Company recognizes revenue from the sale of its products when goods are shipped to customers.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 4).

Net Income Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common share equivalents arising out of stock options, warrants and convertible debt, if any.

NOTE 1 -NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common share equivalents were not considered in the diluted earnings per share calculation for 2004 and 2003 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 2004 and 2003 were calculated based on approximately 4,169,300 and 3,228,100, respectively, weighted average common shares outstanding during the year.

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

Credit Risk and Fair Value of Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk at December 31, 2004, include trade receivables, $25,800 of cash deposited in a money market mutual fund and $139,900 in investment securities.

The money market fund is not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds.

The Company has a diversified customer base including some of the major toy retailers in the U.S. and Canada. Ten large customers accounted for slightly less than 34% of net sales in 2004. The largest single customer accounted for slightly less than 9% of total net sales.

Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company’s large number of customers, their geographical dispersion and credit management policies.

The carrying values of cash and cash equivalents, mortgage payable, and the line of credit approximate their fair values.

NOTE 2 -MORTGAGE PAYABLE

In November 1998, the Company borrowed $750,000 in the form of a mortgage payable, collateralized by its warehouse facility in Ocala, Florida. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. A balloon payment of approximately $351,300 is due in 2008. The Company has prepaid $56,500 of the principal balance as of December 31, 2004. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintains a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2004, the Company was in compliance with all covenants. The outstanding principal balance due on the mortgage payable at December 31, 2004, was $475,400.

Maturities on mortgage obligation are approximately as follows:

Year Ending December 31,	Amount
2005	$38,300
2006	41,300
2007	44,500
Thereafter	351,300

$475,400

Cash paid for interest on the mortgage payable during the years ended December 31, 2004 and 2003, approximated $39,700 and $50,700, respectively.

Cash paid for interest on all borrowing arrangements and lease obligations was $88,400 and $104,200 in 2004 and 2003, respectively.

NOTE 3 -CREDIT LINE

The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution’s prime rate plus 1/2% (institution’s prime rate was 5.25% at December 31, 2004). The agreement also requires, among other things, that the Company maintain certain financial ratios. The current term of the agreement expires June 30, 2005. At December 31, 2004, the Company was in compliance with the covenants and had $1,569,100 of borrowings outstanding under the line of credit.

NOTE 4 -INCOME TAXES

The benefit for income taxes consists of the following for the years ended December 31, 2004 and 2003:

	2004			2003
	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$(14,400)	$—	$—	$—	$—
State	—	—	—

	$—	$(14,400)	$—	$—	$—	$—

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2004, are approximately as follows:

Deferred Tax Liabilities
Depreciation	$55,300
Intangibles	3,700

Gross deferred tax liabilities	59,000

Deferred Tax Assets
Bad debt allowance	16,400
Inventory reserves	34,800
Unrealized Losses	12,200
Federal net operating loss carryforward	263,400
State net operating loss carryforward	123,900

Gross deferred tax assets	450,700
Valuation allowance	(391,700)

Net deferred tax assets	59,000

Net deferred taxes	$—

During 2004, deferred tax asset valuation allowance increased by $11,500.

The Company has a federal net operating loss carryforwards of approximately $1,756,000 that expire beginning in 2017 and a state net operating loss carryforward of approximately $2,254,000 that has no expiration date.

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:

	2004	2003
Federal provision (benefit) expected at statutory rates	$(28,000)	$(178,000)
Losses for which no benefit is recorded	31,000	197,000
State income taxes, net of federal income tax benefit	(3,000)	(19,000)
Foreign income tax items	(31,900)	7,200
Non-deductible expenses, effect of graduated rates and other	17,500	(7,200)

Benefit from income taxes	$(14,400)	$—

NOTE 4 - INCOME TAXES (Continued)

No income taxes were paid during the years ended December 31, 2004 and 2003.

NOTE 5 -INTERNATIONAL SALES

International sales, including Canada, amounted to $467,700 and $443,900 in 2004 and 2003, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock Options and Warrants

On May 28, 1996, the Company’s Board of Directors adopted the “1996 Stock Option Plan” (the “SOP”). Under the SOP, the Company has reserved an aggregate of 1,400,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 2004 and 2003, a total of 128,000 and 174,500 options, respectively, were issued under the SOP at a weighted average exercise price of $5.58 and $3.15 per share, respectively.

There was an aggregate of 366,700 stock options outstanding at December 31, 2004. The options expire as follows: 32,000 in 2005; 114,700 in 2006; 49,000 in 2007; 162,000 in 2008 and 9,000 in 2009. In the event of a change in the Company’s control, the options may not be callable by the Company. The following table summarizes the aggregate stock option activity for the years ended December 31, 2004 and 2003:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2002	622,300	$2.54
Grants	174,500	$2.79
Exercises	(28,000)	$2.11
Cancellations	(118,000)	$2.13

Outstanding at December 31, 2003	650,800	$2.79
Grants	128,000	$5.58
Exercises	(36,200)	$2.26
Cancellations	(375,900)	$3.22

Outstanding at December 31, 2004	366,700	$3.39

Shares exercisable at December 31, 2004	331,700	$3.14

NOTE 6 - SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

The range of exercise prices for options outstanding at December 31, 2004 was $1.25 to $6.75. The following tables summarize information about options outstanding at December 31, 2004:

	Total Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25 - $2.00	16,000	2.2	$1.49
$2.01 - $3.00	232,900	3.0	$2.92
$3.01 - $4.00	35,500	1.2	$3.68
$4.01 - $5.00	58,300	1.9	$4.43
$5.01 - $6.00	12,000	3.1	$5.75
$6.01 - $6.75	12,000	4.1	$6.75

	366,700	2.7	$3.39

	Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$1.25 - $2.00	16,000	$1.49
$2.01 - $3.00	230,900	$2.92
$3.01 - $4.00	35,500	$3.68
$4.01 - $4.53	49,300	$4.37

	331,700	$3.14

On April 24, 2003 the Company announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share and expires June 9, 2006. As of December 31, 2004 approximately 3,272,100 warrants had been issued and 1,357,300 had been exercised.

In January 2004, the Company issued a warrant for services that entitles the holder to purchase 50,000 shares of common stock at an exercise price of $4.00 per share. The Company used the Black-Scholes valuation model to estimate the fair value of these warrants, which resulted in an estimated fair value of $50,800. The warrant was subsequently redeemed in November 2004.

On October 29, 2004 the Company announced a warrant distribution to all shareholders of record as of January 7, 2005. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at exercise prices of $3.00 and $3.50 per share and expires January 6, 2006. As of, January 24, 2005 a total of 4,571,600 warrants had been issued and none exercised.

NOTE 6 -SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

Financial Accounting Standards Board pronouncement FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

	2004	2003
Net Loss
As reported	$(67,800)	$(523,600)
Pro forma	$(162,600)	$(792,700)

Loss per share
Basic
As reported	$(0.02)	$(0.16)
Pro forma	$(0.04)	$(0.25)
Diluted
As reported	$(0.02)	$(0.16)
Pro forma	$(0.04)	$(0.25)

The Company’s weighted-average assumptions used in the pricing model and resulting fair values are as follows:

	2004	2003
Risk-free rate	1.8%	1.0%
Expected option life (in years)	3.0	4.7
Expected stock price volatility	51%	72%
Dividend yield	0.0%	0.0%
Weighted average grant date value	$0.97	$1.54

Preferred Stock

The Company’s articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Company has issued no shares of preferred stock.

Treasury Stock

Treasury stock is reflected at par value, and consists of 179,700 shares of common stock at December 31, 2004.

NOTE 7 -EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Employee Benefit Plan (the “Plan”), which covers substantially all employees. Under the terms of the Plan, the Company may make a

NOTE 7 - EMPLOYEE BENEFIT PLAN (Continued)

discretionary contribution to the Plan, as determined annually by the Company’s Board of Directors. The employer-matching component of the plan was suspended as of January 1, 2003.

NOTE 8 - OTHER COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2004, the Company entered into a noncancellable operating lease for office space, which expires on July 12, 2005. The Company has obtained an option to extend the term through July 12, 2006 at which time it expects to execute a lease in a different facility. During 2004 and 2003, $78,900 and $102,500, respectively, were charged to operations for rent expense related to operating leases. Future operating lease payments through December 2005 approximate $84,500.

Legal and Regulatory Proceedings

The Company is engaged in various legal proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be material risk to its financial condition.

Licensing and Distribution Agreements

The Company has entered into licensing agreements related to its Jay Jay the Jet Plane and Buzz Aldrin products. These agreements provide, among other things, for the Company to pay royalties based on a percentage of sales of these products. Royalty expenses incurred in 2004 and 2003 were $126,000 and $406,400 respectively.

In December 2001 the Company signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The initial term of the agreement expired in December 2004 and is renewable at our election for one additional year. The agreement has been renewed through December 31, 2005.

In addition, the Company has entered into an exclusive distribution agreement for products related to its Climb@Tron product line. The agreement contains provisions for the exclusive arrangement through December 31, 2004, if certain minimum quantities of products are purchased. These minimum levels were met in 2004.

In October 2004 we signed an exclusive licensing agreement to develop and market a line of unique consumer products designed to encourage and enhance creative thought processes and communications skills. The products will be marketed under

NOTE 8 - OTHER COMMITMENTS AND CONTINGENCIES (Continued)

the name “Talking Stix™”. The term is for two years and is renewable for a one-year term subject to meeting minimum sales levels.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – SUBSEQUENT EVENTS (UNAUDITED)

On February 16, 2005, Action Products International, Inc. (the “Company”) entered into an exclusive License Agreement (the “Agreement”) with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®.

Plans for distribution include specialty toy stores, gift and bookstores, and other notable outlets for quality children’s products. The term of the Agreement is for four years expiring on February 28, 2009, with a two-year extension through February 28, 2011 subject to the Company meeting certain minimum sales objectives and royalty requirements during the initial term.