Form 10KSB/A
period 2004-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2005-05-12
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

EXPLANATORY NOTE

Action Products International, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC on February 24, 2005, for the purpose of including the Part III items of such Annual Report on Form 10-KSB, as set forth below. As a result of this amendment, Action Products International, Inc. is filing as exhibits to this Amendment No. 1 on Form 10-KSB the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 on Form 10-KSB/A does not change our previously reported financial statements and other financial disclosures.

Items included in the original Form 10-KSB that are not included herein are not amended and remain in effect as of the date of the original filing.

PART I

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the names and ages of the executive officers and directors of the Company as of April 30, 2005, their respective principal occupations or employment during the past five years, and the period during which each has served as a director of the Company.

Name	Age	Position
Ronald S. Kaplan	39	President/Chief Executive Officer/Chief Financial Officer/Director

Neil Swartz	43	Director

Scott Runkel	57	Director

Judith Kaplan	66	Director

Warren Kaplan	68	Chairperson of the Board

Ann E. W. Stone	52	Director

Each member of the Board of Directors serves for a one-year term expiring at the 2005 annual meeting of shareholders. On March 25, 2005, Ronald S. Kaplan, the Company’s Chief Executive Officer, was appointed as interim Chief Financial Officer to fill the vacancy created in that position by the resignation of Robert Burrows. Mr. Kaplan will serve in this additional position until a new Chief Financial Officer can be identified and hired. All officers serve at the discretion of the Board of Directors.

Ronald S. Kaplan, President, Chief Executive Officer, Chief Financial Officer and Director. Ronald Kaplan has served as the Company’s Chief Executive Officer since 1996, Chief Financial Officer since March 2005 and as a Director since 1991. He reassumed the title of President in July 2002. He is the son of the Company’s Founder, Judith Kaplan, a director, and Warren Kaplan, who is a director. Prior to joining the Company Mr. Kaplan’s professional experience includes retail store operations and service in the United States Army where he held a secret clearance level. Prior to becoming CEO he managed Logo America, an apparel and promotional products sales and manufacturing business. Mr. Kaplan experience includes several corporate divestitures and acquisitions. Mr. Kaplan also serves on the Board of Trustees of the Orlando Science Center, and on the Board of Directors of the American Specialty Toy Retailers Association.

Neil Swartz, Director. Neil Swartz, a member of the Board of Directors since 2002, is a private investor and provides consulting services to various private and public companies. Mr. Swartz served as the Chairman, President and Chief Executive Officer of a software company, which he took public on the Nasdaq Small Cap Market, from 1989 to 1998. He is a CPA and received his B.S. degree in accounting from Northeastern University. Mr. Swartz serves on the audit and nominating committees.

Scott Runkel, Director. Scott Runkel, a member of the Board of Directors since 2002, is the Chief Financial Officer of Gencor Industries Inc. (GNCI.OB) a $60 million leading manufacturer of heavy machinery used for the production of highway construction materials, based in Orlando, Florida. Mr. Runkel has over 30 years experience as a financial executive. Previously Mr. Runkel was an Audit Partner and Director of Entrepreneurial Services at Ernst & Young. He was also a partner and co-founder of Curry & Runkel Financial Services, a firm specializing in financing and consulting for privately owned businesses. He received his B.A. degree in accounting from the University of Wisconsin-Oshkosh, and is a CPA. Mr. Runkel chairs the Company’s audit committee.

Judith Kaplan, Founder and Director. Judith Kaplan, a member of the Company’s Board of Directors since 1980, served as the Chairperson of the Board since the Company’s inception in 1980 until December 31, 1995. Ms. Kaplan also served in various other executive capacities over the years, namely, President (’80-’87), Secretary (’80-’97), Chief Executive Officer (’80-’95), Chief Financial Officer (’80-’98) and Treasurer (’80-’91). She is married to Warren Kaplan and is the mother of Ronald Kaplan.

Warren Kaplan, Chairperson of the Board. Warren Kaplan, a member of the Board of Directors since December 2002, was elected Chairperson in April 2003. Mr. Kaplan served as the Company’s president for many years prior to 1996 before becoming a Managing Partner of Kaplan Asset Management. Mr. Kaplan has over 40 years experience in investment banking, asset management and business operations. He holds a BBA from CUNY. He is married to Judith Kaplan and is the father of Ronald Kaplan.

Ann E. W. Stone, Director. Ann E. W. Stone is the founder and president of The Stone Group, a nationally recognized and award-winning direct marketing business. She serves on the board of: The Washington Center (Women as Leaders), among others. She is also active in the National Association of Women Business Owners (NAWBO), Alexandria Society for the Preservation of Black Heritage, and the Animal Welfare League. A graduate of George Washington University, with a double major in history and communications, Ms. Stone did graduate work in corporate finance and management at the Wharton School of Business consortium. Ms. Stone chairs the Company’s nominating committee.

Audit Committee

The Board has a standing Audit Committee. The current members of the Audit Committee are Messrs. Runkel and Swartz. Each of Messrs. Runkel and Swartz qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Each of Messrs. Runkel and Swartz is an “independent director” under the rules of the Nasdaq Stock Market governing the qualifications of the members of audit committees. In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and that each of Messrs. Runkel and Swartz has accounting and/or related financial management expertise as required under the rules of the Nasdaq Stock Market. None of Messrs. Runkel or Swartz serve on the audit committees of any other public companies. The Audit Committee members do not participate in any meeting at which their compensation is evaluated.

The Audit Committee operates under a written charter adopted by the Board of Directors and must review the appropriateness of its charter and perform a self-evaluation at least annually. The Audit Committee is charged with exercising the power and authority of the Board of Directors in the administration and review of (1) the quality and integrity of the Company’s financial statements, (2) compliance by the Company with regulatory requirements and (3) the selection, independence and performance of the Company’s external and internal auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s outstanding common shares to file with the Securities and Exchange Commission (the “SEC”) and Nasdaq initial reports of ownership and reports of changes in ownership of common shares. Such persons are required by the SEC regulations to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners were current.

Code of Conduct

The Company has adopted a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The text of the code is available upon request. Written requests should be addressed to Ronald S. Kaplan, Chief Executive Officer, Action Products International, Inc., 1101 North Keller Road, Orlando, Florida 32810, or telephone 407-481-8007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid to the Company’s Chief Executive Officer and executive officers who were paid $100,000 or more during the 2004 fiscal year (the “Named Executives”). Except as set forth in the table below, no bonuses or other compensation was paid during the 2004, 2003 or 2002 fiscal years.

Summary Compensation Table Annual Compensation
Name and Principal Position	Year	Salary ($)		Annual Bonus ($)		Other Annual Compensation ($)[1]
Ronald Kaplan, President and Chief Executive Officer	2004 2003 2002	$ $ $	130,000 130,000 130,000	$ $ $	— — —	$ $ $	6,000 16,150 6,000

Robert Burrows Chief Financial Officer and Secretary	2004 2003 2002	$ $ $	110,000 108,800 110,000	$ $ $	— — —	$ $ $	— — —

(1)	Includes value of use of automobile and payout of earned unused vacation

Option/SAR Grants in Last Fiscal Year

No stock options were granted to any of the executives named in the Summary Compensation Table for the fiscal year ending December 31, 2004.

Aggregated Option/SAR Exercises and Year End Option/SAR Values in Last Fiscal Year

The following table sets forth the aggregate of options exercised in the year ended December 31, 2004 and the value of options held at December 31, 2004.

Option Exercises/Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/Warrants at Fiscal Year End Exercisable/Un-exercisable	Value of Unexercised In-the- money Options/Warrants At Fiscal Year End Exercisable/Un-exercisable(1)
Ronald S. Kaplan	0	$0	0/0	$0
Robert Burrows	6,000	$5,850	50,000/0	$53,000/$0

(1)	The dollar value was calculated by determining the difference between the fair market value at fiscal year-end of the common shares underlying the options/warrants and the exercise prices of the options/warrants. The last sale price of a share of the Company’s common shares on December 31, 2004 as reported by Nasdaq was $3.81. The unexercised options are in-the-money.

Long-Term Incentive Plans

As of December 31, 2004, the Company did not maintain any long term incentive plans.

Employee Contracts, Termination Agreements, Changes in Control

The Company does not have an employment agreement with any of the executive officers named in the Summary Compensation Table.

Director Compensation

Directors who are full-time employees of the Company receive no additional compensation for services rendered as members of the Company’s Board or any committee thereof. Outside Independent Directors of the Company receive $1,500 per year, and our Audit Committee Chair receives $3,000 per year. Non-employee Directors receive meeting fees of $500 for each Board meeting attended in person, and $250 for each Company Board meeting attended telephonically. In addition, from time to time the Company may grant incentive stock options with an exercise price greater than the market value of the underlying stock to the directors for services rendered while serving on the Board. In the past, outside directors have been granted 10,000 shares under the Stock Option Plan for each year of service on the Board at an exercise price above the market value of the shares as listed at the time of the grant.

Other

401(k) Plan. Effective October 3, 1986, the Company adopted a Voluntary 401(k) Plan. All employees are eligible for the plan. Previously, employees who had worked for the Company for 18 months were currently eligible for a 34% match of their subsequent contributions, however, the match policy was suspended January 1, 2003. Benefits are determined annually. The lowest 66% of paid employees may contribute the lesser of 15% of their salary or the applicable maximum allowed by the Internal Revenue Code. The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% of the average contribution of the lowest 66% of paid employees to the applicable maximum allowed by the Internal Revenue Code. Employer contributions vest within three months and all contributions are held in individual employee accounts with an outside financial institution. Company shares have never been allowed to be invested in the 401(k) plan.

Stock Option Plan. To increase the officers, key employees and consultants interest in the Company and to align their interests more closely with the interests of the Company’s shareholders, the Board of Directors adopted a stock option plan called the “1996 Stock Option Plan” (the “Plan”) on May 28, 1996, as amended as of April 27, 2004 and March 2, 2005. The Plan as originally adopted and as amended as of April 27, 2004 was subsequently ratified by a majority vote of the Company’s shareholders.

Under the Plan, the Company has reserved an aggregate of 1,400,000 common shares for issuance pursuant to options granted under the Plan. Plan Options are either (1) options qualifying as incentive stock options or (2) options that do not qualify - non-qualified options. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee but shall in no event be less than 75% of the fair market value of the underlying shares on the date of the grant. As of December 31, 2004, there were 181,700 incentive options and 185,000 non-qualified options existing under the plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	366,700	$3.39	602,100
Equity compensation plans not approved by shareholders	None	N/A	N/A

Total	366,700	$3.39	602,100

These securities described in this table were granted solely under the Company’s Amended and Restated 1996 Stock Option Plan. See “Stock Option Plan” above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the number of common shares beneficially owned by (i) each director of the Company, (ii) the executive officer named in the Summary Compensation Table, (iii) all directors and officers as a group and (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s common shares as of April 30, 2005. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 1101 North Keller Road, Suite F, Orlando, Florida 32810. As of April 30, 2005, there were issued and outstanding 4,862,609 common shares.

Table of Beneficial Ownership

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Ronald S. Kaplan	2,625,248	(1)	44.9%
Judith Kaplan	1,554,677	(2)	26.6%
Warren Kaplan	1,385,434	(3)	23.7%
Elissa Paykin	224,020	(4)	3.8%
Scott Runkel	35,000	(5)	<1%
Neil Swartz	10,000	(6)	<1%
Ann E. W. Stone	10,000	(7)	<1%
All Directors and Executive Officers as a Group	5,620,359	(8)	65.8%

1	Includes exercisable warrants to purchase 368,416 shares at $2.00 per share and warrants to purchase 1,128,416 at $3.00 per share until July 8,2005 and $3.50 from July 9,2005 until January 6,2006.
2	Includes 439,134 shares owned individually and immediately exercisable options to purchase 50,000 shares at $3.00 per share. Also includes exercisable warrants to purchase 626,409 shares at $2.00 per share and warrants to purchase 439,134 shares at $3.00 per share until July 8,2005 and $3.50 from July 9,2005 until January 6,2006. Ms. Kaplan disclaims beneficial ownership in all 440,254 of her husband’s shares.
3	Includes 440,254 shares owned individually and immediately exercisable options to purchase 100,000 shares at $3.00 per share. Also includes exercisable warrants to purchase 404,926 shares at $2.00 per share and warrants to purchase 440,254 shares at $3.00 per share until July 8,2005 and $3.50 from July 9,2005 until January 6,2006. Mr. Kaplan disclaims beneficial ownership in all 439,134 of his wife’s shares.

4	Includes exercisable warrants to purchase 75,454 shares at $3.00 per share until July 8,2005 and $3.50 from July 9,2005 until January 6,2006. Elissa Paykin is the daughter of Judith and Warren Kaplan.
5	Includes immediately exercisable options to purchase 5,000 shares at $1.88 per share, exercisable options to purchase 5,000 shares at $3.04 per share, exercisable options to purchase 10,000 shares at $4.38 per share, exercisable warrants to purchase 5,000 shares at $2.00 per share and exercisable warrants to purchase 5,000 shares at $3.00 per share until July 8,2005 and $3.50 from July 9,2005 until January 6,2006. Excludes currently unexercisable options to purchase 5,000 shares at $3.04 per share.
6	Includes immediately exercisable options to purchase 10,000 shares at $1.25 per share.
7	Includes immediately exercisable options to purchase 10,000 shares at $4.38 per share.
8	Includes immediately exercisable options to purchase 190,000 shares and exercisable warrants to purchase 3,417,555 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification
31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification
32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification
32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Lovelace, P.A., acted as the principal accountants for the Company for the fiscal year most recently completed. The Company expects representatives of Moore Stephens Lovelace, P.A. to be present at the Meeting, to have an opportunity to make a statement if they desire to do so, and to be available to respond to appropriate questions. It is also expected that a Moore Stephens Lovelace P.A. representative will serve as the Inspector of Elections.

The Company paid the following fees to its auditor during 2004 and 2003:

Year Ending	Audit Fees(1)	Audit-Related Fees(2)	Percentage of Audit-Related Services Approved by the Audit Committee	Tax Fees(2)	Percentage of Tax Services Approved by the Audit Committee	All Other Fees(4)	Percentage of All Other Services Approved by the Audit Committee
2004	$50,400	$30,800	N/A	$9,300	100%	$5,800	N/A
2003	$48,000	$0	N/A	$10,700	100%	$0	N/A

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and a review of the interim financial statements included in the quarterly reports and services normally provided by Moore Stephens Lovelace, P.A.
(2)	Audit-Related Fees consist of fees for professional services rendered for the audit of Curiosity Kits for inclusion in the amended 8-K filing
(3)	Tax Fees consists of fees for professional services rendered in preparing the federal and state tax returns, and for providing tax compliance, tax advice and tax planning assistance.
(4)	All Other Fees consist of fees for professional services rendered for research, consultation and review of the Form S-3 filing.

Audit Committee’s Pre-approval Policy and Procedures

The Audit Committee of the Board of Directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of the Company’s independent auditors. The Company may not engage its independent auditors to render any audit or non-audit service unless either the Audit Committee approves the service in advance or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. Pre-approval of audit services shall not be delegated to management, but may be delegated to one or more independent members of the Committee so long as that member or members report their decisions to the Committee at all regularly scheduled meetings. Pre-approval of non-audit services with an expected cost of less than $15,000 individually and in the aggregate may be delegated to management. During 2004, no services were provided to the Company by Moore Stephens Lovelace, P.A. or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

By	/s/ RONALD S. KAPLAN
Ronald S. Kaplan Chief Executive Officer, Chief Financial Officer and Director (Principal executive officer, principal financial officer and principal accounting officer)

Date: May 12, 2005