Form 10QSB
period 2005-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2005-05-12
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at May 10, 2005
Common Stock, $.001 par value	4,870,000

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,400
Investment securities	153,400
Accounts receivable, net of an allowance for doubtful accounts of $155,900	2,278,800
Inventories, net	1,577,000
Prepaid expenses and other assets	372,800

TOTAL CURRENT ASSETS	4,458,400

PROPERTY, PLANT AND EQUIPMENT	3,380,500
Less accumulated depreciation and amortization	(2,087,500)

NET PROPERTY, PLANT AND EQUIPMENT	1,293,000
GOODWILL	1,381,900
OTHER ASSETS	128,200

TOTAL ASSETS	$7,261,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	108,400
Accrued expenses, payroll and related expenses	540,800
Current portion of mortgage payable	46,300
Borrowings under line of credit	438,600
Other current liabilities	49,000

TOTAL CURRENT LIABILITIES	1,183,100

MORTGAGE PAYABLE	326,100
DEFERRED REVENUE	43,800

TOTAL LIABILITIES	1,553,000

SHAREHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock - $.001 par value; 15,000,000 shares authorized; 5,010,500 shares issued	5,000
Treasury Stock - $.001 par value; 185,700 shares	(200)
Additional paid-in capital	7,759,000
Accumulated deficit	(2,055,300)

TOTAL SHAREHOLDERS’ EQUITY	5,708,500

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,261,500

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2005	2004
NET SALES	$1,955,600	$1,762,800

COST OF SALES	868,600	871,200

GROSS PROFIT	1,087,000	891,600

OPERATING EXPENSES
Selling	492,300	530,000
General and administrative	624,400	552,200

TOTAL OPERATING EXPENSES	1,116,700	1,082,200

LOSS FROM OPERATIONS	(29,700)	(190,600)

OTHER INCOME (EXPENSE)
Interest expense	(14,300)	(14,500)
Other, net	30,900	16,300

	16,600	1,800

LOSS BEFORE INCOME TAXES	(13,100)	(188,800)

INCOME TAXES	—	—

NET LOSS	$(13,100)	$(188,800)

LOSS PER SHARE
Basic and Diluted	$(0.00)	$(0.05)

Weighted average number of common shares outstanding:
Basic and Diluted	4,699,200	3,699,400

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,100)	$(188,800)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	68,000	73,500
Amortization	16,300	31,100
Warrant issued for services	—	50,800
Changes in:
Accounts receivable, net	242,800	(452,200)
Inventories	(33,300)	(113,500)
Prepaid expenses	(160,500)	(128,200)
Other assets	(800)	(6,800)
Accounts payable	20,500	86,700
Accrued expenses, payroll and related expenses	(36,100)	(22,700)
Deferred revenue	(6,200)	(6,200)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	97,600	(676,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(13,500)	—
Proceeds form the sale of investment securities	—	9,600
Acquisition of property, plant and equipment	(101,400)	(9,500)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(114,900)	100

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(16,700)	—
Proceeds from notes payable	—	495,000
Repayment of mortgage principal	(102,800)	(26,700)
Repayment of notes payable and obligation under capital lease	—	(21,900)
Net proceeds from common stock options and warrant exercises	621,900	307,800
Net change in borrowings under line of credit	(1,130,500)	(453,600)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(628,100)	300,600

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(645,400)	(375,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	721,800	750,100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,400	$374,500

Supplemental disclosures - cash paid for:
Interest	$14,300	$14,500
Income Taxes	—	—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at March 31, 2005 and the results of its (i) operations for the three month periods ended March 31, 2005 and 2004 and (ii) cash flows for the three month periods ended March 31, 2005 and 2004. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year. Through March 31, 2005, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of credit. In June 2003, the Company entered into an agreement with a financial institution, to renew an existing revolving line of credit (the “Revolver”) for up to $2 million at Prime plus ½%. The borrowings under the Revolver are collateralized by inventory and accounts receivable. The Company utilizes the Revolver to finance accounts receivable, inventory and other operating and capital requirements. The renewed Revolver matures June 30, 2005 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At March 31, 2005, the Company was in compliance with all covenants.

4.	Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three-month periods ended March 31, 2005 and 2004, as their effect would have been anti-dilutive.

5.	Common Stock and Equity Securities. On March 30, 2004, we announced that our Board of Directors had authorized a program for repurchases of up to 150,000 of our outstanding common shares. The repurchased shares will be held in the treasury. The Company repurchased 6,000 common shares during the first quarter of 2005.

During the three months ended March 31, 2005, changes in shareholders’ equity were as follows:

•	The Company issued 257,900 shares of common stock in connection with the exercise of warrants and received proceeds of approximately $611,900

•	The Company issued 4,000 shares of common stock in connection with the exercise of options for proceeds of approximately $10,000 and

•	The Company repurchased 6,000 shares of common stock for its’ treasury for approximately $16,700.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock and Equity Securities (cont.)

At March 31, 2003, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is shown below:

		Three Months Ended Mar. 31st 2005	Three Months Ended March 31st 2004
Net loss	As reported	$(13,100)	$(188,800)
	Pro forma	$(13,100)	$(214,500)

Loss per share	Basic & Diluted
	As reported	$(0.00)	$(.05)
	Pro forma	$(0.00)	$(.06)

6.	Other Commitments. On March 29th, 2004, the Company entered into an operating lease for 19,000 square feet of additional warehouse space. The lease commencing April 1, 2004 is for a one-year term, with monthly payments of $8,550. The lease was terminated in first quarter, 2005.

On February 16, 2005 Action Products International, Inc. (the “Company”) entered into an exclusive License Agreement (the “Agreement”) with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements — our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited, the size and growth of the market for our products,

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development and other risks identified in this report and our other periodic filings with the Securities and Exchange Commission.

Results of Operations:

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Net Sales	100%	100%
Cost of Sales	44%	49%
Gross Profit	56%	51%
Selling Expense	25%	30%
General and Administrative Expense	32%	32%
Total Operating Expense	57%	62%
Loss from Operations	(1)%	(11)%
Other Income (Expense)	1%	—
Loss before income taxes	(0)%	(11)%
Taxes	—	—
Net Loss	(0)%	(11)%

Net sales for the three months ended March 31, 2005 were $1,955,600, compared with net sales of $1,762,800 for the three months ended March 31, 2004. Management attributes the $192,800 or 11% increase in net sales to sales of Curiosity Kits products acquired in the second quarter of 2004 partially offset by decreases in the Company’s Masters and Play & Store brands.

Gross profit increased by $195,400 to $1,087,000 for the three months ended March 31, 2005, compared with $891,600 for the three months ended March 31, 2004. The gross profit percentage increased from 51% to 56% for the three-month periods ended March 31, 2005 and 2004 respectively. The increase in gross profit percentage was mainly attributable to a decrease in importation freight costs and lower product costs. The increase in gross profit is attributable to the increase in sales discussed above.

Selling, general and administrative (SG&A) expenses increased by $34,500 to $1,116,700 for the three-month period ended March 31, 2005 from $1,082,200 for the three-month period ended March 31, 2004. This 3% increase in SG&A expenses is due primarily to a compensation increase due principally to staffing additions in marketing, sales and warehouse operations

Interest expense related to current and long-term debt was $14,300 and $14,500 for the three-month periods ended March 31, 2005 and 2004, respectively.

Other income and (expense), net during the three-month periods ended March 31, 2005 and 2004 was $30,900 and $16,300, respectively. The $14,600 change was mainly attributable to gains from investments.

Loss before income taxes and net loss, as a result of the foregoing, was $13,100 for the three months ended March 31, 2005, compared with $188,800 for the three months ended March 31, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources:

As of March 31, 2005, we had cash and cash equivalents of $76,400, representing a decrease of $645,400 compared to December 31, 2004.

After taking account of non-cash items and other adjustments, our cash generated from operations for the three months ended March 31, 2005 were $97,600. The principal source of cash from operating activities for the three months ended March 31, 2005 was from collections of accounts receivable of $242,800. Principal uses of cash from operating activities in the first three months of fiscal 2005 were:

•	a $160,500 increase in prepaid expenses due mainly to trade show and licensing fees and

•	a decrease in accrued expenses of $36,100.

The principle uses of cash from investing activities were $13,500 for the purchase of investment securities and $101,400 for additional tooling and warehousing equipment.

To meet a portion of our operating cash requirements, we received net proceeds of $621,900 from common stock option and warrant exercises. After applying $1,130,500 to decrease borrowing under our line of credit, $102,800 to repayment of mortgage principal and $16,700 to the purchase of treasury stock, this resulted in net cash utilized for financing activities of $628,100.

At March 31, 2005, borrowing under our line of credit was $438,600, an increase of $232,000 from $206,600 as of March 31, 2004. Our line of credit provides for borrowings up to $2,000,000 at the prime rate plus ½% and matures June 30, 2005. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of March 31, 2005 we were eligible to borrow $2,000,000 under our line of credit and were in compliance with our financial covenants.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

Repurchase of Securities

We repurchased 6,000 of our common shares during the first quarter of 2005. In the first quarter of 2004, our Board of Directors had authorized a program for repurchases of up to 150,000 common shares.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
January 1, 2005 – January 31, 2005	—	—	—	143,100
February 1, 2005 – February 28, 2005	—	—	—	143,100
March 1, 2005 – March 31, 2005	6,000	$2.78	6,000	137,100

Total	6,000	$2.78	6,000

ITEM 5. Other Information

(a)	None.

(b)	None.

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

•	Form 8-K dated January 12, 2005 filed on January 13, 2005 announcing on anticipated increase in sales for fourth quarter and fiscal year ended December 31, 2004.

•	Form 8-K dated January 18, 2005 was filed on January 19, 2005 setting forth the Company’s, fourth-quarter 2004 profitability.

•	Form 8-K dated February 15, 2005 was filed on February 17, 2005 setting forth the Company’ profitability for the twelve months ended December 31, 2004.

•	Form 8-K dated February 16, 2005 was filed on February 23,2005 announcing the signing of a licensing agreement with Taffy Entertainment.

•	Form 8-K dated March 25, 2005 was filed on March 28, 2005 announcing the resignation of the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: May 12, 2005	By:	/s/ RONALD S. KAPLAN
Ronald Kaplan
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)