Form 10QSB
period 2005-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2005-08-05
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at August 4, 2005
Common Stock, $.001 par value	5,184,200

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

June 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,700
Investment securities	319,500
Accounts receivable, net of an allowance for doubtful accounts of $157,100	2,386,100
Inventories, net	2,277,400
Prepaid expenses and other assets	496,400

TOTAL CURRENT ASSETS	5,536,100

PROPERTY, PLANT AND EQUIPMENT	3,418,800
Less accumulated depreciation and amortization	(2,157,700)

NET PROPERTY, PLANT AND EQUIPMENT	1,261,100
GOODWILL	1,381,900
OTHER ASSETS	138,600

TOTAL ASSETS	$8,317,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$389,000
Accrued expenses, payroll and related expenses	656,700
Current portion of mortgage payable	97,700
Borrowings under line of credit	772,900
Other current liabilities	25,200

TOTAL CURRENT LIABILITIES	1,941,500

MORTGAGE PAYABLE	201,700
DEFERRED REVENUE	37,500

TOTAL LIABILITIES	2,180,700

SHAREHOLDERS’ EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding
Common stock - $.001 par value; 15,000,000 shares authorized; 5,190,000 shares issued	5,200
Treasury stock - $.001 par value; 185,700 shares	(200)
Additional paid-in capital	8,265,100
Accumulated deficit	(2,133,100)

TOTAL SHAREHOLDERS’ EQUITY	6,137,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,317,700

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30th		Six Months Ended June 30th
	2005	2004	2005	2004
NET SALES	$1,911,200	$1,937,300	$3,866,800	$3,700,100

COST OF SALES	846,100	963,700	1,714,700	1,835,000

GROSS PROFIT	1,065,100	973,600	2,152,100	1,865,100

OPERATING EXPENSES
Selling	494,700	607,600	987,000	1,144,500
General and administrative	631,500	624,500	1,255,900	1,169,700

TOTAL OPERATING EXPENSES	1,126,200	1,232,100	2,242,900	2,314,200

LOSS FROM OPERATIONS	(61,100)	(258,500)	(90,800)	(449,100)

OTHER INCOME (EXPENSE)
Interest expense	(14,600)	(39,700)	(28,800)	(54,200)
Other, net	(2,300)	31,100	28,600	47,400

	(16,900)	(8,600)	(200)	(6,800)

LOSS BEFORE INCOME TAXES	(78,000)	(267,100)	(91,000)	(455,900)

BENEFIT FROM INCOME TAXES	—	14,400	—	14,400

NET LOSS	$(78,000)	$(252,700)	$(91,000)	$(441,500)

LOSS PER SHARE
Basic and Diluted	$(0.02)	$(0.06)	$(0.02)	$(0.11)

Weighted average number of common shares outstanding:
Basic and Diluted	4,883,630	4,081,900	4,791,919	3,890,700

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30th
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(91,000)	$(441,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	138,200	146,500
Amortization	32,700	72,100
Gain on disposal of property plant and equipment	—	1,000
Warrant issued for services	—	50,800
Changes in:
Accounts receivable, net	121,600	(281,300)
Inventories	(733,600)	80,300
Prepaid expenses	(278,500)	(155,200)
Other assets	(19,200)	(288,500)
Accounts payable	301,100	181,500
Accrued expenses, payroll and related expenses	56,000	42,200
Deferred revenue	(12,500)	(12,500)

NET CASH USED IN OPERATING ACTIVITIES	(485,200)	(604,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment securities	—	30,300
Purchase of investment securities	(179,600)	—
Acquisition of Curiosity Kits	—	(1,870,900)
Acquisition of property, plant and equipment	(139,700)	(57,300)

NET CASH USED IN INVESTING ACTIVITIES	(319,300)	(1,897,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(16,700)	—
Proceeds from notes payable	—	645,000
Repayment of mortgage principal	(175,900)	(53,700)
Proceeds from Common Stock Options and Warrants	1,128,200	1,578,400
Repayment of notes payable and obligation under capital lease	—	(689,700)
Net change in borrowings under line of credit	(796,200)	506,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	139,400	1,986,500

NET DECREASE IN CASH	(665,100)	(516,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	721,800	750,100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,700	$234,100

Supplemental disclosures - cash paid for:
Interest	$28,800	$40,800
Income taxes	$—	$—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at June 30, 2005 and the results of its (i) operations for the three month and six month periods ended June 30, 2005 and 2004 and (ii) cash flows for the six month periods ended June 30, 2005 and 2004. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the operating results for the full year. Through June 30, 2005, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of credit. In June 2003, the Company entered into an agreement with a financial institution, to renew an existing revolving line of credit (the “Revolver”) for up to $2 million at prime plus ½%. The borrowings under the Revolver are collateralized by inventory and accounts receivable. The Company utilizes the Revolver to finance accounts receivable, inventory and other operating and capital requirements. The renewed Revolver matured June 30, 2005 and was extended to September 30, 2005 with the same terms. The Revolver contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants. On August 5, 2005 the company signed a commitment letter with a new financial institution to replace its revolving line of credit (the “Revolver”) for up to $2.5 million at prime.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At June 30, 2005, the Company was in compliance with all covenants.

4.	Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three month periods ending June 30, 2005 and 2004 and six month periods ending June 30, 2005 and 2004, as their effect would have been anti-dilutive.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

5.	Common Stock and Equity Securities.

On March 30, 2004, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. The Company did not repurchase any shares of its common stock during the second quarter of 2005.

During the six months ended June 30, 2005, changes in shareholders’ equity were as follows:

•	The Company issued 437,400 shares of common stock in connection with the exercise of warrants and received proceeds of approximately $1,118,200

•	The Company issued 4,000 shares of common stock in connection with the exercise of options for proceeds of approximately $10,000 and

•	The Company repurchased 6,000 shares of common stock for its’ treasury for approximately $16,700.

In January 2005, the Company made a distribution to its shareholders of one warrant for each share of common stock owned on January 7, 2005. The warrants entitled the holder to purchase one common share at an exercise price of $3.00 per share until July 8, 2005. The exercise price of these warrants increased to $3.50 per share on July 9, 2005. The warrants expire on January 6, 2006

At June 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is shown below:

	Three Months Ended June 30th 2005	Three Months Ended June 30th 2004	Six Months Ended June 30th 2005	Six Months Ended June 30th 2004
Net loss
As reported	$(78,000)	$(252,700)	$(91,000)	$(441,500)
Pro forma	$(86,000)	$(321,800)	$(104,000)	$(536,300)
Loss per share
Basic & Diluted
As reported	$(0.02)	$(0.06)	$(0.02)	$(0.11)
Pro forma	$(0.02)	$(0.08)	$(0.02)	$(0.14)

6.	Reclassifications. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

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

Results of Operations:

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net Sales	100%	100%
Cost of Sales	44%	50%
Gross Profit	56%	50%
Selling Expense	26%	32%
General and Administrative Expense	33%	32%
Total Operating Expense	59%	64%
Income (Loss) from Operations	(3)%	(14)%
Other Income (Expense)	(1)%	—
Income (Loss) before income taxes	(4)%	(14)%
Taxes	—	1%
Net Income (Loss)	(4)%	(13)%

Net sales for the three months ended June 30, 2005 were $1,911,200, compared with net sales of $1,937,300 for the three months ended June 30, 2004. Management attributes the $26,100 or 1% decrease to a decline in sales to selected mass market accounts. This decline was largely offset by sales of the recently acquired Curiosity Kits products resulting from our ongoing efforts to broaden our base of distribution.

Gross profit increased by $91,500 to $1,065,100 for the three months ended June 30, 2005, compared with $973,600 for the three months ended June 30, 2004. The gross profit percentage increased from 50% to 56% for the three month periods ended June 30, 2005 and 2004 respectively. The increase in gross profit is mainly attributable to the increase in the gross profit percentage. The increase in gross profit percentage compared to the same period in 2004, was mainly attributable to reductions in importation freight costs and product development costs largely as a result of integrating Curiosity Kits operations.

Selling, general and administrative (SG&A) expenses decreased by $105,900 to $1,126,200 for the three month period ended June 30, 2005 from $1,232,100 for the three month period ended June 30, 2004. This 9% decrease in SG&A expenses is due primarily to decreases in:

•	Advertising and promotion of $55,100 resulting from decreased merchandising promotion and trade show participation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses (cont.)

•	Commissions of $37,800 due principally to changes in quarterly incentive bonus plans

•	Outbound freight of $28,600 resulting from a decrease in freight rates

Interest expense related to current and long-term debt was $14,600 and $39,700 for the three month periods ended June 30, 2005 and 2004, respectively. The decrease of $25,100 is due to lower borrowings under our line of credit.

Other income and (expense) during the three month periods ended June 30, 2005 and 2004 was ($2,300) and $31,100, respectively. The $33,400 change was mainly attributable to unrealized losses on investments, and miscellaneous prior year service charges.

Loss before income taxes, as a result of the foregoing, was $78,000 for the three months ended June 30, 2005, compared with a loss before income taxes of $267,100.

Net loss was $78,000 and for the three months ended June 30, 2005, compared with a net loss of $252,700 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net Sales	100%	100%
Cost of Sales	44%	50%
Gross Profit	56%	50%
Selling Expense	26%	31%
General and Administrative Expense	32%	31%
Total Operating Expense	58%	62%
Loss from Operations	(2)%	(12)%
Other Income (Expense)	—	—
Loss before income taxes	(2)%	(12)%
Taxes	—	—
Net Loss	(2)%	(12)%

Net sales for the six months ended June 30, 2005 were $3,866,800, compared with net sales of $3,700,100 for the six months ended June 30, 2004. Management attributes the $166,700 or 5% increase in net sales to increases in sales to independent toy stores, selected international accounts and sales of the Curiosity Kits products acquired in April, 2004 for the six months ended June 30, 2005 which offset a decline in sales to toy chain stores and selected mass market accounts compared to the six month period ended June 30, 2004.

Gross profit increased by $287,000 to $2,152,100 for the six months ended June 30, 2005, compared with $1,865,100 for the six months ended June 30, 2004. The gross profit percentage increased to 56% from 50% for the six month periods ended June 30, 2005 and 2004 respectively. The increase in gross profit is mainly attributable to the increase in gross profit percentage. The increase in gross profit percentage compared to the same period in 2004, was mainly attributable to lower importation freight costs and product development costs largely as a result of integrating Curiosity Kits operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses decreased by $71,300 to $2,242,900 for the six month period ended June 30, 2005 from $2,314,200 for the six month period ended June 30, 2004. This 3% decrease in SG&A expenses is due primarily to decreases in:

•	Advertising and promotion of $60,100 resulting from decreased merchandising promotion and trade show participation

•	Commissions of $52,300 due principally to changes in quarterly incentive bonus plans

•	Travel of $39,300 related principally to decreased trade show attendance and product sourcing activities

This decrease in SG&A was partially offset by increases in:

•	Compensation costs of $36,000 due principally to staffing additions in marketing, sales, and warehouse operations

•	Supplies and printing of $31,500 due principally to increases in general supplies and printing costs

Interest expense related to current and long-term debt was $28,800 and $54,200 for the six month periods ended June 30, 2005 and 2004, respectively. The decrease of $25,400 is due to lower borrowings under our line of credit.

Other income and (expense) during the six month periods ended June 30, 2005 and 2004 was $28,600 and $47,400, respectively. The $18,800 change was mainly attributable to a decrease in miscellaneous expense related to the settlement of a legal claim in the first quarter of 2004 and miscellaneous 2004 service charges.

Loss before income taxes, as a result of the foregoing, was $91,000 for the six months ended June 30, 2005, compared with $455,900 for the six months ended June 30, 2004.

Net loss was $91,000 for the six months ended June 30, 2005, compared with $441,500 for the six months ended June 30, 2004.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $56,700 representing a decrease of $665,100 since December 31, 2004.

After taking account of non-cash items and other adjustments, our cash requirements for operations for the six months ended June 30, 2005 were $485,200. The principal sources of cash from operating activities for the six months ended June 30, 2005 were:

•	$301,100 increase in accounts payable due to a seasonal increase in inventory purchases

•	$121,600 due to collections of accounts receivable and

•	$56,000 increase in accrued expenses

Principal uses of cash from operating activities in the first six months of fiscal 2005 were seasonal increases of:

•	$733,600 in inventories and

•	$278,500 in prepaid expenses

The uses of cash from investing activities for the first six months of 2005 were $179,600 for the purchase of investment securities and $139,700 for additional tooling and warehousing equipment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources (cont.)

To meet a portion of our operating cash requirements, we received net proceeds of $1,128,200 from common stock option and warrant exercises. After applying $796,200 to decrease borrowing under our line of credit, $175,900 to repayment of mortgage principal, of which $154,000 are prepayments, and $16,700 to the repurchase of treasury stock, this left net cash from financing activities of $139,400. In addition, the Company has made prepayments of $150,000 in July 2005 on the mortgage principal.

While there can be no assurance, management believes it has adequate means of meeting it’s liquidity needs in the next twelve months.

At June 30, 2005, borrowing under our line of credit was $772,900, a decrease of $393,800 from $1,166,700 as of June 30, 2004. Our line of credit provides for borrowings up to $2,000,000 at the prime rate plus ½% and matured June 30, 2005 and was extended to September 30, 2005 with the same terms. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of June 30, 2005 we were eligible to borrow a total of $2,000,000 under our line of credit and were in compliance with our financial covenants. On August 5, 2005 the company signed a commitment letter with a new financial institution to replace its revolving line of credit (the “Revolver”) for up to $2.5 million at prime.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

Repurchase of Securities

In the first quarter of 2004, our Board of Directors had authorized a program for repurchases of up to 150,000 common shares. We did not repurchase any of our common shares during the second quarter of 2005. The maximum number that may yet be purchased under the plan at June 30, 2005 is 137,100.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

PART II. OTHER INFORMATION (Continued)

ITEM 4. Submission of Matters to Vote of Shareholders

The annual meeting of shareholders was held in our Company’s offices at 1101 North Keller Road, Orlando, Florida 32810 on Wednesday, June 29, 2005. The two proposals brought before the shareholders were:

1)	election of Ronald S. Kaplan, Judith Kaplan, Warren Kaplan, Scott Runkel, Ann E. W. Stone and Neil Swartz as Directors for a one-year term to expire at the 2006 Annual Meeting

2)	amend our Company’s 1996 Stock Option Plan to extend the term by ten years to May 28, 2016

The total number of shares entitled to vote at the meeting was 4,862,609. As a result of the votes cast, as described below, all six nominees were elected for one-year terms to expire at the Annual Shareholders’ Meeting in 2006:

Name	For	Against	Abstained
Ronald S. Kaplan	4,645,783	-0-	96,105
Judith Kaplan	4,656,049	-0-	85,839
Warren Kaplan	4,655,349	-0-	86,539
Scott Runkel	4,724,036	-0-	17,852
Ann E. W. Stone	4,732,636	-0-	9,252
Neil Swartz	4,732,436	-0-	9,452

As a result of the votes cast, as described below, the above proposal 2 was approved by the shareholders:

Proposal 2 — amend our Company’s 1996 Stock Option Plan to extend the term by ten years to May 28, 2016

For	Against	Abstained
2,778,590	61,594	1,901,704

No other business was brought before the Annual Meeting.

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

•	Form 8-K dated June 20, 2005 and filed on June 21, 2005 announcing the appointment of the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: August 5, 2005	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2005	By:	/s/ JOHN R. OLIVER
John R. Oliver
Chief Financial Officer (Principal Accounting Officer)