Form 10QSB
period 2005-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2005-11-01
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of last practicable date.

Class	Outstanding at October 31, 2005
Common Shares, $.001 par value	5,204,700

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,400
Investment securities	453,700
Accounts receivable, net of an allowance for doubtful accounts of $206,400	2,771,500
Inventories, net	2,808,100
Prepaid expenses and other assets	441,200

TOTAL CURRENT ASSETS	6,758,900

PROPERTY, PLANT AND EQUIPMENT	3,431,100
Less accumulated depreciation and amortization	(2,226,200)

NET PROPERTY, PLANT AND EQUIPMENT	1,204,900
GOODWILL	1,405,200
OTHER ASSETS	147,700

TOTAL ASSETS	$9,516,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$357,000
Accrued expenses, payroll and related expenses	1,049,300
Current portion of mortgage payable	65,300
Borrowings under line of credit	1,102,600
Other current liabilities	25,500

TOTAL CURRENT LIABILITIES	2,599,700

MORTGAGE PAYABLE	66,700
DEFERRED REVENUE	31,300

TOTAL LIABILITIES	2,697,700

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares - 10,000,000 shares authorized, zero shares issued and outstanding

Common shares - $.001 par value; 15,000,000 shares authorized; 5,400,400 shares issued	5,400
Treasury shares - $.001 par value; 191,900 shares	(200)
Additional paid-in capital	8,835,400
Accumulated deficit	(2,021,600)

TOTAL SHAREHOLDERS’ EQUITY	6,819,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,516,700

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30th		Nine Months Ended September 30th
	2005	2004	2005	2004
NET SALES	$2,581,800	$2,392,000	$6,448,500	$6,092,100

COST OF SALES	1,264,700	1,139,600	2,979,300	2,974,600

GROSS PROFIT	1,317,100	1,252,400	3,469,200	3,117,500

OPERATING EXPENSES
Selling	564,300	581,700	1,551,300	1,726,200
General and administrative	669.300	603,700	1,925,200	1,773,500

TOTAL OPERATING EXPENSES	1,233,600	1,185,400	3,476,500	3,499,700

INCOME (LOSS) FROM OPERATIONS	83,500	67,000	(7,300)	(382,200)

OTHER INCOME (EXPENSE)
Interest expense	(6,100)	(22,600)	(34,900)	(76,700)
Other, net	34,100	8,900	62,700	56,300

TOTAL OTHER INCOME (EXPENSE)	28,000	(13,700)	27,800	(20,400)

INCOME (LOSS) BEFORE BENEFIT FROM INCOME TAXES	111,500	53,300	20,500	(402,600)

BENEFIT FROM INCOME TAXES	—	—	—	14,400

NET INCOME (LOSS)	$111,500	$53,300	$20,500	$(388,200)

INCOME (LOSS) PER SHARE
Basic	$0.02	$0.01	$—	$(0.10)
Diluted	$0.02	$0.01	$—	$(0.10)

Weighted average number of common shares outstanding:
Basic	5,166,400	4,434,500	4,918,100	4,073,300
Diluted	5,736,000	4,511,400	5,547,600	4,073,300

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30th
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$20,500	$(388,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	206,600	216,800
Amortization	49,600	111,600
Gain on disposal of property plant and equipment	—	1,000
Warrant issued for services	—	50,800

Changes in:
Accounts receivable, net	(263,800)	(568,400)
Inventories, net	(1,261,000)	(243,800)
Prepaid expenses	(195,100)	(92,300)
Other assets	(59,100)	(240,700)
Accounts payable	269,100	5,400
Accrued expenses, payroll and related expenses	439,100	479,600
Deferred revenue	(18,700)	(18,700)

NET CASH USED IN OPERATING ACTIVITIES	(812,800)	(686,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment securities	—	72,900
Purchase of investment securities	(313,800)	—
Acquisition of subsidiaries	(23,300)	(1,870,900)
Acquisition of property, plant and equipment	(149,600)	(95,500)

NET CASH USED IN INVESTING ACTIVITIES	(486,700)	(1,893,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(35,000)	(12,000)
Proceeds from notes payable	—	645,000
Repayment of mortgage principal	(343,300)	(70,400)
Proceeds from exercise of common shares options and warrants	1,707,000	1,571,000
Repayment of notes payable and obligation under capital lease	—	(712,700)
Net change in borrowings under line of credit	(466,600)	951,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	862,100	2,372,100

NET DECREASE IN CASH AND CASH EQUIVALENTS	(437,400)	(208,300)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	721,800	750,100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,400	$541,800

Supplemental disclosures - cash paid for:
Interest	$34,900	$63,400
Income taxes	$—	$—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed Consolidated Financial Statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at September 30, 2005 and the results of their (i) operations for the three month and nine month periods ended September 30, 2005 and 2004 and (ii) cash flows for the nine month periods ended September 30, 2005 and 2004. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the operating results for the full year. Through September 30, 2005, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company incurs losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of Credit. In August 2005, the Company entered into an agreement with a financial institution, to replace an existing revolving line of credit (the “New Revolver”) at more favorable terms. The New Revolver is for up to $3 million at prime rate of interest. The “Old Revolver” was for up to $2 million at prime plus 1/2%. The borrowings under the New Revolver are collateralized by inventory and accounts receivable. The Company utilizes the New Revolver to finance accounts receivable, inventory and other operating and capital requirements. The New Revolver matures August 30, 2006 and contains covenants relating to the financial condition of the Company. If the Company fails to maintain compliance with the financial covenants contained in the New Revolver, the maturity date could be accelerated. The Company is currently in compliance with all of the covenants.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At September 30, 2005, the Company was in compliance with all covenants and the balance outstanding is $132,000.

4.	Earnings per Share. Common share equivalents were not included in the computation of diluted earnings per share for the nine month period ending September 30, 2004, as their effect would have been anti-dilutive.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

5.	Common Stock and Equity Securities.

On March 30, 2004, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. The Company repurchased 6,200 shares of its common stock during the third quarter of 2005.

In September 2005, three directors were granted a total of 30,000 options at an average price of $3.53 each under the Company’s stock option plan.

In January 2005, the Company made a distribution to its shareholders of one warrant for each share of common stock owned on January 7, 2005. The warrants entitled the holder to purchase one common share at an exercise price of $3.00 per share until July 8, 2005. The exercise price of these warrants increased to $3.50 per share on July 9, 2005. The warrants expire on January 6, 2006

During the nine months ended September 30, 2005, changes in shareholders’ equity were as follows:

•	The Company issued 641,400 shares of common stock in connection with the exercise of warrants and received proceeds of approximately $1,690,000

•	The Company issued 7,000 shares of common stock in connection with the exercise of options for proceeds of approximately $17,000

•	The Company issued 3,200 shares of one year restricted section 144 common stock in connection with the purchase of I-Made-That which were valued at approximately $10,000 on September 21, 2005

•	The Company repurchased 12,200 shares of common stock for its’ treasury for approximately $35,000

As of September 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is shown below:

	Three Months Ended September 30th 2005	Three Months Ended September 30th 2004	Nine Months Ended September 30th 2005	Nine Months Ended September 30th 2004
Net Income(loss)
As reported	$111,500	$53,300	$20,500	$(388,200)
Pro forma	$74,900	$39,300	$(126,200)	$(513,100)
Income (loss) per share
Basic
As reported	$0.02	$0.01	$—	$(0.10)
Pro forma	$0.01	$0.01	$(0.03)	$(0.12)
Diluted
As reported	$0.02	$0.01	$—	$(0.10)
Pro forma	$0.01	$0.01	$(0.02)	$(0.12)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

6.	Other Commitments and Obligations

On September 23, 2005, the Company purchased the assets and business of I-Made-That, a small toy company specializing in do-it-yourself building projects for kids. The results of the acquisition are reflected in the Company’s financial statements. Although the Company thinks the acquisition will add new products to its line, the acquisition itself did not significantly impact either the assets of the Company or its sales volume for the period ended September 30, 2005.

On September 29, 2005 the Company entered into an operating lease for 10,000 square feet of additional warehouse space. The lease commencing October 1, 2005 is for a six month term, with monthly payments of $3,600.

The Company has federal net operating loss carryforwards of approximately $1.7 million that expire beginning in 2017 therefore no tax provision was recorded in the three month and nine month periods of 2005, respectively.

At September 30, 2005, the Company had approximately $116k of inventory held on consignment.

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

Results of Operations:

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of net sales, certain items appearing in our consolidated statements of operations.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net Sales	100%	100%
Cost of Sales	49%	48%
Gross Profit	51%	52%
Selling Expense	22%	24%
General and Administrative Expense	26%	25%
Total Operating Expense	48%	49%
Income from Operations	3%	3%
Other Income (Expense)	1%	(1)%
Income before income taxes	4%	2%
Net Income	4%	2%

Net sales for the three months ended September 30, 2005 were $2,581,800, compared with net sales of $2,392,000 for the three months ended September 30, 2004. Management attributes the $189,800 or 7.9% increase to an increase of approximately $430,000 in sales to specialty and mass market and stores. Sales of the recently acquired Curiosity Kits products continued to improve as a result of our ongoing efforts to broaden our base of distribution; improve quality and consistency across the Curiosity Kits product line.

Gross profit increased by $64,700 to $1,317,100 for the three months ended September 30, 2005, compared with $1,252,400 for the three months ended September 30, 2004. The gross profit decreased by a percentage point to 51% for the three month periods ended September 30, 2005 from 52% for the same period in 2004. The increase in gross profit is mainly attributable to the increase in sales discussed above. The gross profit percentage decreased compared to the same period in 2004, mainly as a result of higher importation freight costs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses increased by $48,200 to $1,233,600 for the three month period ended September 30, 2005 from $1,185,400 for the three month period ended September 30, 2004. This 4% increase in SG&A expenses is due primarily to increases in:

•	Compensation and related benefit costs of $38,400 due principally to payroll increases and staffing additions in product development, sales, customer service and warehouse operations

•	Doubtful accounts expense of $22,700

•	Professional services of $22,200 due mainly to increases in legal costs from merger & acquisition and investor relations activities

The increase in SG&A was partially offset by decreases in:

•	Outbound freight of $24,000 resulting from renegotiated transportation rates and enhanced load management.

•	Commercial insurance $23,100 resulting from changing to carriers with more competitive rates.

Interest expense related to current and long-term debt was $6,100 and $22,600 for the three month periods ended September 30, 2005 and 2004, respectively. The decrease of $16,500 is due to lower average borrowings under our line of credit; and prepayments made to our Ocala Distribution Center mortgage as a result of stock warrant activities.

Other income and (expense) during the three month periods ended September 30, 2005 and 2004 was $34,100 and $8,900, respectively. The $25,200 change was mainly attributable to gains from investments.

Net income, as a result of the foregoing, was $111,500 and $53,300 respectively for the three months ended September 30, 2005, and the three months ended September 30, 2004. This represents an increase of 184% above the prior year.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of net sales, certain items appearing in our consolidated statements of operations.

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net Sales	100%	100%
Cost of Sales	46%	49%
Gross Profit	54%	51%
Selling Expense	24%	28%
General and Administrative Expense	30%	29%
Total Operating Expense	54%	57%
Income (Loss) from Operations	0%	(6)%
Other Income (Expense)	0%	(1)%
Income (Loss) before income taxes	0%	(7)%
Benefit from Income Taxes	0%	1%
Net Income (Loss)	0%	(6)%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net sales for the nine months ended September 30, 2005 were $6,448,500, compared with net sales of $6,092,100 for the nine months ended September 30, 2004. Management attributes the $356,400 or 5.9% increase in net sales to increases of over $560,000 in sales to international and specialty chain stores. Sales of the recently acquired Curiosity Kits products continue to improve and reflected in gains to specialty non-toy chains.

Gross profit increased by $351,700 to $3,469,200 for the nine months ended September 30, 2005, compared with $3,117,500 for the nine months ended September 30, 2004. The gross profit percentage of sales increased to 54% from 51% for the nine month period ended September 30, 2005 and 2004 respectively. The increase in gross profit is mainly attributable to the increase in sales discussed above. The gross profit percentage increase was mainly as a result of lower product costs and lower domestic freight costs.

Selling, general and administrative (SG&A) expenses decreased by $23,200 to $3,476,500 for the nine month period ended September 30, 2005 from $3,499,700 for the nine month period ended September 30, 2004.

This 1% decrease in SG&A expenses is due primarily to decreases in:

•	Commissions of $66,000 due principally to changes in quarterly incentive bonus plans

•	Advertising and promotion of $60,900 due primarily to decreased merchandising promotion and trade show participation

•	Outbound freight of $42,200 resulting from renegotiated transportation rates and enhanced load management.

•	Travel of $38,700 related principally streamlining trade show and product sourcing activities

•	Commercial Insurance $24,200 resulting from changing to carriers with more competitive rates.

The decrease in SG&A was partially offset by increases in:

•	Compensation costs of $76,400 due principally to staffing additions in marketing, sales, customer service and warehouse operations

•	Doubtful accounts expense of $48,700

•	Supplies and printing of $40,300 due primarily to increases in general supplies and printing costs

•	Professional services of $36,100 mainly due to increases in legal costs from merger & acquisition, and public relations activities

Interest expense related to current and long-term debt was $34,900 and $76,700 for the nine month periods ended September 30, 2005 and 2004, respectively. The decrease of $41,800 is due to lower average borrowings under our line of credit; and prepayments made to the Ocala warehouse mortgage.

Other income and (expense) during the nine month periods ended September 30, 2005 and 2004 was $62,700 and $56,300, respectively. The $6,400 change was mainly attributable to gains from investments.

Net income (loss), as a result of the foregoing, was $20,500 and ($388,200) respectively for the nine months ended September 30, 2005, and the nine months ended September 30, 2004.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $284,400 representing a decrease of $437,400 since December 31, 2004.

After taking account of non-cash items and other adjustments, our cash requirements for operations for the nine months ended September 30, 2005 were $812,800. The principal sources of cash from operating activities for the nine months ended September 30, 2005 were:

•	Accrued expenses of $439,100 due to a seasonal increase in inventory purchases.

•	Seasonal increase in accounts payable of $269,100

Principal uses of cash from operating activities in the first nine months of fiscal 2005 were seasonal increases of:

•	$1,261,000 in inventories

•	$ 263,800 in accounts receivable

•	$ 195,100 in prepaid expenses

The principal uses of cash from investing activities for the nine months ended September 30, 2005 were $313,800 for the purchase of investments securities, $149,600 for additional computer and production equipment; and $23,300 for the acquisition of I-Made-That.

We received net proceeds of $1,707,000 from common share option and warrant exercises. After decreasing our borrowing under our line of credit by $466,600, applying $343,300 to repayment of mortgage, and $35,000 to the repurchase of treasury stock, this left net cash from financing activities of $862,100.

At September 30, 2005, borrowing under our line of credit was $1,102,500, a decrease of $508,900 from $1,611,400 as of September 30, 2004. Our line of credit provides for borrowings up to $3,000,000 at the prime rate and matures August 30, 2006 at which time we currently intend to extend the credit arrangement. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of September 30, 2005 we were eligible to borrow $3,000,000 under our line of credit and were in compliance with all financial covenants.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

Repurchase of Securities

On March 30, 2004, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. The Company repurchased 6,200 shares of its common stock during the third quarter of 2005.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
July 1, 2005 – July 31, 2005	—	—	—	137,100
August 1, 2005 – August 31, 2005	1,200	$2.88	1,200	135,900
September 1, 2005 – September 30, 2005	5,000	$2.99	5,000	130,900

Total	6,200	$2.97	6,200

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

•	Form 8-K dated and filed on August 5, 2005 announcing resignation of (non-independent) Director Judith H. Kaplan ensuring compliance with new NASD rules for board independence.

•	Form 8-K dated and filed on August 8, 2005 announcing NASDAQ Notice of failure to comply with new NASD rules for board independence. This notice was cured with the resignation of Judith H. Kaplan.

•	Form 8-K dated and filed on August 12, 2005 announcing resignation of Neil Swartz, as independent member of the company’s Board of Directors and its Nominating and Audit Committee.

•	Form 8-K dated and filed on August 18, 2005 announcing NASDAQ Notice of failure to comply with new NASD rules for board independence. This notice was as a result of the resignation of Neil Swartz and was cured on August 24, 2005 with the appointment of a new independent director.

•	Form 8-K dated and filed on August 30, 2005 announcing election of Alan Stone, as independent member of the company’s Board of Directors and its Nominating and Audit Committee

•	Form 8-K dated September 6, 2005 and filed on October 20, 2005 announcing finalization of agreement for line of credit.

•	Form 8-K dated October 7, 2005 and filed on October 20, 2005 announcing revenues for the quarter and nine months ended September 30, 2005.

•	Form 8-K dated October 19, 2005 and filed on October 20, 2005 announcing currently expected profit improvements for the quarter and nine months ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: November 1, 2005	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2005	By:	/s/ JOHN R. OLIVER
John R. Oliver
Chief Financial Officer (Principal Accounting Officer)