Form 10KSB
period 2005-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2006-03-31
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-13118

(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA	59-2095427
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1101 N. KELLER RD., SUITE E ORLANDO, FLORIDA	32810
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (407) 481-8007

Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $9,480,500.

As of March 24, 2006, the number of shares held by non-affiliates was approximately 3,122,400 shares. The approximate market value based on the last sale (i.e. $2.48 per share as of March 24, 2006) of the Company’s Common Stock was approximately $7,743,600.

As of March 24, 2006, there were 5,197,200 shares of issuer’s common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Action Products International, Inc. (NASDAQ: APII) is a brand-focused, educational toy company. We design, manufacture and market a diversified portfolio of educational, positive and non-violent brands of toy products, to various retailing channels such as toy stores, specialty retailers, education outlets, museums, and attractions in the United States and throughout the world. We were originally incorporated, and began our operations, in New York in 1977, and relocated and re-incorporated in Florida in 1980 as a distributor of education oriented toys and children’s books, stationery and souvenirs, supplying museum gift shops. In 1997 a new business model was developed and implemented around our toy business. From 1997 through 2005 we successfully developed or acquired and brought to market a core portfolio of proprietary branded product lines to replace sales of divested non-core lines. Our first internally developed proprietary toy brand, Space Voyagers®, generated approximately $1.0 million in its first full year on the market. During the past eight fiscal years, we have continued to develop other new proprietary products through internal development, licensing and acquisition. In October 2002 we began shipping our brand, Jay Jay The Jet Plane™, based on the PBS television show of the same name. In April 2004 we completed the acquisition of certain assets of Curiosity Kits, Inc., a developer, manufacturer and marketer of craft and activity kits for children that are sold primarily to specialty toy and craft retailers, and art museums throughout North America. In September 2005 we completed the acquisition of certain assets of I Made That, Inc., a specially designed line of children’s furnishings, room décor and home accessories that allows children to create personalized furniture and home accessories the brand is available through approximately 45 retail outlets and a company website. Our business model is based on the expansion of core brands, while developing new brands through internal product development, favorable licensing agreements and prudent acquisitions. Our growth strategy is based on increasing our sales turnover, penetration in existing channels and diversifying distribution channels, while creating and increasing brand equity.

We sell our educational toy product lines under the umbrella name “Action Products™”. Our marketing and promotion communications focus on our individual brands such as CURIOSITY KITS®, SPACE VOYAGERS®, CLIMB@TRON™, I DIG DINOSAURS®, WOODKITS™, DROP ZONE EXTREME®, PLAY & STORE™, JAY JAY THE JET PLANE™, TODDWORLD™ and IMADETHAT™. Products include premium wooden toys, action figures, play-sets, activity kits and various other playthings with a strategic emphasis on non-violent and educational and fun topics such as Space, dinosaurs, science, and nature.

The EarthLore® I Dig Dinosaurs® brand acquired in October 2000 continues to be a strong brand and contributed over $1.9 million to net sales in 2005. Our best licensed brand rollout to date is the Jay Jay The Jet Plane™ brand that was introduced in the fourth quarter of 2002. It produced $1.2 million in net sales in 2005. The Curiosity Kits® brand acquired in April 2004 was a significant contributor to our net sales in 2005, generating approximately $2.5 million during the nine months following the acquisition. Our other brands, including Drop Zone Extreme™, Space Voyagers® and Play & Store™ , contributed the remaining $3.9 million net sales in 2005.

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

Sales for the year ended December 31, 2005 were $9,480,500 compared to $9,109,200 in 2004. This represents a 4% gain, which is in line with the challenges the toy retailers experienced during the year. The 2005 sales figure was the highest in the company’s history. In the fourth quarter, sales were $3,031,900 in 2005 compared to $3,017,100 in 2004 representing an increase of 0.5%.

Market Opportunity

The principal markets for our products are consumers who purchase through retail specialty toy stores or the toy departments of national and regional retail chains, museum gift and education stores, and, to a lesser extent, through mail order catalogs and the Internet. We currently compete primarily in the preschool and elementary school categories in the United States and international consumer markets. We believe we are well positioned to continue to grow faster than the traditional retail markets we participate in and our long-term goal is to capture a significant share of these markets.

We believe two major trends are driving increased spending on educational products and redefining our markets. First, parents are concerned about the education of their children including the important influence of safe and positive play. This concern is influenced by a number of factors, including the growing pressures for children to excel in an increasingly knowledge-based society. Second, the increasing emphasis in the United States and internationally on generating interest in, and encouraging appreciation of, education, “edutainment”, natural sciences and our world. We believe that these trends provide us a significant market opportunity.

Several of our product lines which include I Dig™, Climb@Tron™ and Space Voyagers® appeal to international customers. We expect our foreign sales that totaled approximately $0.5 million in 2004 and increased 40% to $0.7 million in 2005 to grow in the future as we execute global packaging and engage new distribution agreements with additional foreign distributors.

Our Market Position

Unlike promotional toys, our products emphasize quality and a healthy solution for consumers looking for alternatives to the negative influences of less positive play patterns and tend to avoid exploitative, short-lived aspects of promotional toys. We believe we are well positioned to capitalize on the increased worldwide emphasis on education, “edutainment” and the trend towards encouraging children’s interest in positive play and their world surroundings. We believe our innovative products meet this increasingly important market need.

Our Business Strategy

Our goal is to become the leading provider of educational, positive, non-violent toys for ages 2-10 through specialty retailers and selected chain stores in the U.S. and international markets by:

Strengthening our distribution channels. We are focused on reaching a significantly greater number of toy retailers. At year-end 2005 our market penetration, particularly in the specialty toy retail channel, was approximately 50% of the estimated total of 2,000 North American outlets. During the latter part of 2005, management implemented several additional changes in our sales organization intended to upgrade our capabilities to better implement our sales strategies and programs targeted to increase market penetration. Sales programs include a volume buying program for independent toy retailers, in-store merchandising, brand assortments, and a dealer communication program to better position our company and our brands with retail dealers. Plans are underway to better train dealers and their retail sales staff on the attributes of our brands. These programs are designed to assist with two core distribution objectives: first to increase dealer support for our brands thereby increasing market penetration (shelf-space); and second to increase sell-through for our dealers. Additionally we believe we are not limited to traditional toy retailers for distribution of our products. We plan to increase distribution of our products through independent specialty toy retailers, museums, zoos and attractions, the education industry suppliers, as well as select national and regional retail chains, specialty retail chains, large discount chains, and Internet retailers.

Broaden and diversify our specialty retailer distribution. We have targeted a number of new channels and deeper penetration into existing channels (i.e. hobby stores, educational market, book stores [including the Christian book store market], theme parks, Canada and other international markets, museums, zoos and aquariums, thematic attractions, gift shops in destination restaurants, hospital gift shops, and airport stores.)

Increasing our product offerings to our target markets. In 2005 we introduced and shipped over 50 new products in our key core brands including Curiosity Kits®, I Dig Excavation Adventures™ with the new I Dig Treasures Pirates line, Space Voyagers® female astronaut action figure, Kidz Workshop EZ Build™, and JAY JAY

THE JET PLANE WOODEN ADVENTURE SYSTEM™. We intend to continue to enhance our products and lines through the design, development and acquisition of new product offerings of educational/non-violent toys in the preschool and elementary school age categories. We expect to identify suitable licensing and acquisition candidates, with established brands, which we believe will benefit our dealers and consumers resulting from synergies of combined sales and supply chain management.

Increasing trade support and consumer awareness: We anticipate significantly increasing in-store merchandising support, shelf space, store events, and advertising. These types of marketing initiatives in 2005 helped increase our independent toy store sales. We continue to gain consumer awareness as well as insight through the use of inserts in our product packaging. Each product insert contains a cross sell brochure increasing consumer awareness of the line, while a store product registration card gives the company consumer feedback.

Expanding our presence in international markets. We have already successfully test marketed several of our products in international markets but we have only recently begun to focus on this area. Our international net sales were approximately $0.5 million in 2004 and $0.7 million in 2005. We expect our sales from international markets to constitute a growing portion of our sales in the future. We plan to penetrate international consumer markets by using a combination of direct sales to retailers and distribution arrangements. For example, we have strengthened our distribution relationship in the U.K., which is estimated to be a $2 billion toy market, and we have established sales experience with some major retailers in Canada. We expect to continue to develop these existing channels and selectively add new ones to increase our international sales potential.

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

Jay Jay The Jet Plane™

Wood play systems, some based on preschool properties such as THOMAS & FRIENDS™ and BOB THE BUILDER™ have become a staple for children’s toy dealers throughout the world. Industry estimates indicate the sale of Thomas & Friends wood toys generate over $50 million a year for its manufacturer. Created in America, Jay Jay The Jet Plane™ is most often likened to the UK based “Thomas” property. Based on the animated series, the Jay Jay The Jet Plane Wooden Adventure System™, comprised of characters and accessories is designed specifically for children ages 3 to 5, using high quality wood., Given the similarities, we believe there is strong potential for our line of Jay Jay The Jet Plane Wooden Adventure System™ toys. We executed new product introductions, which include four new “characters” and a Starter Set, throughout 2005. After two years of secondary carriage on PBS and PBS Kids public television, the television reach for Jay Jay The Jet Plane™ is moving to the exciting new PBS Kids SPROUT TV network. This new private/public national cable and satellite network is a more strongly supported joint venture including HIT Entertainment, Comcast, and Sesame Workshop providing a new stronger national platform for Jay Jay The Jet Plane. Additionally, we believe the international market for our Jay Jay toys could mirror the carriage of the television and video content on a country-by-country basis. We are still in the early phase of this important product line, and plan continuing new product introductions in 2006.

Curiosity Kits®

Founded in 1988 and acquired by Action Products in 2004, Curiosity Kits has been a continual leader in children’s arts & crafts. Curiosity Kits contains a variety of craft activity kits, with everything from innovative jewelry kits to activities with sculpting, drawing and painting for self-expression. Curiosity Kits focuses on offering high quality materials, tools, and the information needed to imagine and then create lasting treasures while having fun and learning. Curiosity Kits has received several awards including the Creative Child Magazine Top Creative Toy Award and the Preferred Choice Award Toy of the Year Finalist in 2005 and the Oppenheim Toy Portfolio Gold Award in 1998, 2000, 2001, 2002 and, 2004.

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

I Dig™ Excavation Adventures

Our I Dig™ Excavation Adventures let children become modern day dinosaur hunters and archaeologists. Using steel tools, children dig through dust free “rock” to unearth replica dinosaur bones and Egyptian artifacts. This line will be expanded in 2006 with the introduction of four I Dig™ Adventures, which include an Arrowhead and Gold Rush dig.

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

ToddWorld™

ToddWorld™ is a unique, proprietary line of soft toys based on the ToddWorld series & inspired by Todd Parr books. The series and the books explore common themes and social challenges of a young child’s life with color, humor and quirky charm. The series and the toys convey a message of acceptance, tolerance, diversity and resisting bias in a kid-friendly way.

Imadethat ™

Our imadethat ™ line includes a specially designed line of children’s furnishings, room décor and home accessories that allows children (with their parents or caregivers) to create personalized furniture and home accessories such as a step stool, toy cart, play table, and portable organizing boxes. Kids love to ‘do-it-themselves’, and these are high quality, thoughtfully designed wooden furniture kits that kids can make that expresses their creativity. The simple individual designs ensure a successful project, while the child develops problem solving, motor skills, and creativity. The brand is available through approximately 45 retail outlets and a company website.

Licensing

In December 2001 we signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The popularity of this PBS children’s cartoon made for a very successful launch of the product in the fourth quarter of 2002. The initial term of the agreement expired in December 2004 and was extended at our election to December 2005. In January 2006 we signed a new licensing agreement that expires in December 2008.

In January 2004 we signed a new exclusive distribution agreement for certain of the Climb@Tron™ robots. The term is for two years and the right to maintain exclusive distribution in the assigned territory is subject to meeting minimum sales levels. The minimum sales levels were met in 2005.

In October 2004 we signed an exclusive licensing agreement to develop and market a line of unique consumer products designed to encourage and enhance creative thought processes and communications skills. The products will be marketed under the name “Talking Stix™”. The term is for two years and is renewable for a one-year term subject meeting minimum royalty requirements. The company has maintained the effectiveness of the licensing agreement by paying the minimum royalties required under the agreement.

In February 16, 2005 we signed an exclusive licensing agreement with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®. The term of the Agreement is for four years expiring on February 28, 2009, with a two-year extension through February 28, 2011 subject to the Company meeting certain minimum royalty requirements during the initial term. The company has maintained the effectiveness of the licensing agreement by paying the minimum royalties required under the agreement.

We will continue to selectively seek out appropriate licensing agreements that support our objective to develop exclusive quality brands with long-term sales growth potential.

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced product manufacturing services and to concentrate our internal resources on product development, sales and marketing. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. We use several OEM contract manufacturers to source components and build finished products to our specifications. We currently use approximately 53 contract manufacturers located in the United States, Hong Kong and China to build our finished products. The suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies.

During 2005 and 2004 our largest single manufacturer supplied 9% and 15% respectively, of our products and our top three manufacturers combined supplied a total of 24% and 36% respectively. We believe that other manufacturers are available to us should any of our significant manufacturers, including our largest manufacturer, be unable or unwilling to continue to manufacture our products for us.

Based on our net sales in 2005, major retailers and international distributors took title to approximately 25% of our products directly from our manufacturing facilities in Asia. However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and our retailers and distributors throughout the U.S. and Canada.

Marketing, Sales and Advertising

We exhibit our product lines at toy, gift and related industry trade shows. Our most important trade show is the American International Toy Fair held in New York City each February. At the 2005 Toy Fair, we introduced 30 new Curiosity Kits® products and a new line of I Dig™ Excavation Adventures in direct response to high demand from museum and specialty retailers.

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

Trade advertising remained a core marketing tool in 2005. We placed ads throughout the year in trade publications including Playthings, The Toy Book and publications of the American Specialty Toy Retailers Association (ASTRA). Through a cross marketing arrangement our Jay Jay The Jet Plane Wooden Adventure System™ is advertised to consumers in Jay Jay story books published by the Price Stern Sloan division of Penguin Putnam Publishing. Other cross marketing arrangements are under discussion with Jay Jay and other brands.

Sales and Distribution

We service customers in all fifty U.S. states and the District of Columbia, and export to a number of foreign countries including the United Kingdom, Spain, Canada and Japan.

Our management focuses its efforts on growing our customer base by increasing our penetration and presence in new and existing distribution channels. Museum stores and attractions throughout the U.S. and around the world served as our primary customer base since the inception of our company. While this niche provided us with a solid foundation for growth, we have successfully expanded our distribution to national toy stores, specialty retailers and other available retail outlets. We have a diversified customer base including some of the major toy retailers in the U.S. and Canada. Ten large customers accounted for slightly under 36% of our net sales in 2005. Our largest single customer accounted for slightly less than 13% of our total net sales.

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

Overall revenues from our international sales represented approximately $0.5 million or 5% of our total revenues in 2004 and $0.7 million or 8% in 2005. Over 88% of international sales were made in Canada and Australia. Revenues from other international customers still represent a limited percentage of our total revenues.

Although we have formal international distributor agreements for The United Kingdom, we also sell to other international accounts and distributors on a direct basis.

In general, international sales are subject to inherent risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. Our products are produced by approximately 53 outside manufacturing companies in the U.S., Hong Kong and China, and are imported directly by us as finished goods. Though we did experience some delays in shipment in the fall of 2002 due to a prolonged work stoppage at 28 west-coast shipping ports, the effect was mainly a delay in sales and over the long term will not have a materially adverse effect on the business. We do not expect this event to reoccur any time soon, nor do we expect to be impacted by any of the other risks listed above. There are no assurances that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and goodwill. We experience minimal currency risk because these foreign sourcing transactions are conducted using U.S. dollars.

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

Competition

Our business is highly competitive and we compete for shelf space with various toy manufacturers, importers and distributors, such as Leapfrog with $680 million in sales of educational toys; Learning Curve (which was acquired by RC2 Corporation) with approximately $130 million in sales to specialty retailers; Jakks Pacific which keys its growth to acquisitions; and a number of smaller companies primarily having single product lines and often privately owned. Our ability to compete successfully is based upon our core competencies, including our experience in conceptualizing and developing quality toys that are themed as non-violent and educational, our unique ability to perform a wide range of specialized “same day” shipment on most domestic orders and outstanding customer service. Our manufacturer representative firms and in-house sales professionals maintain regular and close contact with direct customers. Our reputation, customer service and unique brand offerings enable us to build and maintain customer loyalty.

Product Design & Development

The company works to refresh a redesign of existing toy product lines and to develop innovative new toy product lines. During 2005 and 2004 we spent $69,700 and $57,200 respectively in connection with the design and development of new products.

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

Personnel

As of December 31, 2005, we had 38 employees worldwide, including three executive officers, ten sales and customer support personnel, eight marketing and product development personnel, eight distribution personnel and nine administrative and procurement personnel. We offer our employees a benefits package that includes health and life insurance plans, a 401(k) plan and an employee-contributed IRC Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with us for at least a one-year period following termination of their employment. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Orlando, Florida, where we lease a 6,000 square foot suite in a business district near downtown Orlando, staffed by executive, sales, marketing, importing and graphics personnel. We are currently on a short-term sublease that expires July 12, 2006. We extended the lease for an additional 12 months through July 2007. We believe the lease rate will remain the same.

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

The property is encumbered by a mortgage, the principal balance of which, as of December 31, 2005, was $108,400 and may be prepaid at any time without penalty. During 2005 we have prepaid $315,100 of the outstanding principal. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization.

The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, we maintain a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2005, we were in compliance with all covenants.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “APII.” The following table represents the range of the high and the low bid quotations, as reported by the Nasdaq Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2004 and 2005. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2004	$2.15	$4.20
June 30, 2004	$2.38	$4.50
September 30, 2004	$1.53	$2.78
December 31, 2004	$1.63	$5.28

March 31, 2005	$2.63	$3.88
June 30, 2005	$2.75	$4.00
September 30, 2005	$2.83	$3.34
December 31, 2005	$1.98	$3.22

On March 24, 2006, the closing price of our common stock was $2.48 and we had approximately 1,400 record owners of our common stock.

Dividends and Dividend Policy

We previously distributed shares of common stock and warrants as dividends, but have not paid any cash dividends on our common stock during the last two fiscal years. However, we do not anticipate paying cash dividends on our common stock in the foreseeable future contingent on the profitability of our business. We currently intend to retain the majority of future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors.

On April 24, 2003 we announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00 and expires June 9, 2006. As of December 31, 2005 approximately 3,272,100 warrants had been issued. As of December 31, 2005, total warrants exercised were 1,531,900.

On October 29, 2004 we announced a warrant distribution to all shareholders of record as of January 7, 2005. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.00 and $3.50 and expired January 6, 2006. As of January 6, 2006 approximately 4,636,900 warrants had been issued, total warrants exercised were 466,800.

On October 28, 2005 we announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75 and expires January 31, 2007. Approximately 5,204,200 warrants will be issued upon effectiveness of a registration statement.

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities by us during the fourth quarter of 2005 that were not registered under the Securities Act.

Repurchase of Securities

On March 24, 2004, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program will expire three years from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. As of December 31, 2005 we repurchased 30,201 of our common shares and 119,799 remain available under the plan.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs

October 1, 2005 – October 31, 2005	3,862	$2.79	3,862	127,038

November 1, 2005 – November 30, 2005	2,360	$2.88	2,360	124,678

December 1, 2005 – December 31, 2005	4,879	$2.43	4,879	119,799

Total	11,101	$2.65	11,101	119,799

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2005 and 2004 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

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

We develop brands by introducing new products based on market opportunities and extending our strongest product lines. In 2001, we developed a broad line of themed educational toys with the name Play & Store™ to fill, what we believe to be, an overlooked niche in the specialty toy industry and we improved the line further with new products in 2002. We introduced a Wooden Adventure System™ with the Jay Jay The Jet Plane™ name under a license agreement with Porchlight Entertainment. In 2005 we introduced a line of soft toys based on the new preschool entertainment series ToddWorld®. In September 2005 we completed the acquisition of certain assets of I Made That, Inc a specially designed line of children’s furnishings, room décor and home accessories that allows children to create personalized furniture and home accessories the brand is available through approximately 45 retail outlets and a company website. Our product development objective is to develop a solid diversified portfolio of proprietary brands to drive top line revenues.

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

Intangible Assets

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, goodwill is no longer amortized but, instead, is tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Management believes, based on the testing performed during 2005, that goodwill is not impaired.

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). This statement amends SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions became effective for us beginning with our year ended December 31, 2004. We have elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

		2005	2004
Net (loss)	As reported	$(21,200)	$(67,800)
	Pro forma	$(147,900)	$(162,600)

Results of Operations

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	2005	2004
Net Sales	100.0%	100.0%
Cost of Sales	47.1%	48.3%

Gross Profit	52.9%	51.7%

Selling Expense	24.9%	25.5%
General & Administrative Expense	28.2%	26.2%

Total Operating Expense	53.1%	51.7%

(Loss) from Operations	(0.2)%	0.0%

Other Income/(Expense)	(0.0)%	(0.9)%

Loss Before Benefit (Provision) From Income Taxes	(0.2)%	(0.9)%
Taxes	0.0%	0.2%

Net (Loss)	(0.2)%	(0.7)%

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net sales increased by $371,300 or 4% to $9,480,500 in fiscal 2005 from $9,109,200 in fiscal 2004. This increase in annual sales, a new record, was mainly attributable to sales of the Curiosity Kits® brand and I Dig Dinosaurs® brand. Sales in our core independent toy retail channels continued their growth compared to the 2004 levels with an increase of over 40%.

Gross profit increased by $301,600 or 6.4% to $5,011,700 in fiscal 2005 from $4,710,100 in fiscal 2004. As a percentage of sales, gross profit increased to 52.9% in fiscal 2005, compared to 51.7% in fiscal 2004. The increase in gross profit is attributable principally to the increase in sales discussed above. The increase in gross profit percentage was attributable to reduced product and returns costs.

Selling, general and administrative (SG&A) expenses were $5,030,000 and $4,713,300 in fiscal 2005 and 2004, respectively. The $316,700 or 6.7% increase in SG&A expenses is due primarily to the following:

•	Compensation increase of $126,300 due to staffing and salary increases in marketing, sales, customer service, product development and logistics;

•	Increase in doubtful accounts expense of $160,300;

•	Packaging and supplies cost increase of $31,500 due to customized packaging and labeling needed to meet larger mass market account requirements;

These increases were partially offset by a decrease in:

•	Commissions of $47,100 due to the restructuring of performance based bonus programs.

Interest expense related to current and long-term debt was $59,900 and $109,400 in fiscal 2005 and 2004, respectively. The $49,500 decrease is due primarily to reductions in our warehouse mortgage and lower balances on our line of credit.

Other income/(expense) was $57,000 and $30,400 in fiscal 2005 and 2004 respectively. The increase was primarily attributable to increased in investment income.

Net (Loss) in fiscal 2005, as a result of the foregoing, net loss was $21,200 or $0.00 per share compared to a net loss of $67,800 or $0.02 per share in fiscal 2004.

Liquidity and Capital Resources

As of December 31, 2005, current assets were $5,815,900 compared to current liabilities of $1,761,600 for a current ratio of approximately 3.3 to 1 compared to 2.2 to 1 as of December 31, 2004.

We had cash and cash equivalents of $58,600 and $721,800 in fiscal year 2005 and 2004 respectively, representing a $663,200 decrease.

We had net cash flows used in operations of $868,100 in fiscal 2005 compared to net cash flows used in operations of $339,200 in fiscal 2004, representing an increase of $528,900. Principal sources of liquidity from operating activities for the fiscal year 2005 were: An increase in accrued expenses of $151,200 and increase in accounts payable $81,400. Principal uses of cash from operating activities for the fiscal year 2005 were: a Net Loss of ($21,200), an increase of $572,800 in inventory, an increase of $375,600 in accounts receivable due primarily to increased sales and promotional payment terms, an increase in investment securities of $324,100, an increase of $193,600 in prepaid expenses due primarily to increases in prepaid marketing and promotional materials, royalties and other service and software maintenance fees and an increase of $116,500 in other assets.

Principal sources of cash from investing and financing activities during fiscal 2005 were: proceeds from the exercise of common stock options and warrants of $1,695,300 related principally to public warrants issued in June 2004 and January 2005. Principal uses of cash from investing and financing activities during fiscal 2005 were: repayment of borrowing under line of credit $831,000, repayment of mortgage principal of $366,800; property and equipment acquisitions of $204,800 and purchase of treasury stock for $64,500.

At December 31, 2005, we had $738,100 of borrowings under our line of credit (“the Revolver”), a decrease of $830,000 from $1,569,100 as of December 31, 2004. Under the credit agreement for the Revolver, we are subject to financial covenants related to the maintenance of certain asset balances and financial ratios. We are in compliance with all covenants as of December 31, 2005. The borrowing limit under the Revolver is $3,000,000. The eligible borrowing balance at December 31, 2005 was $2,500,000. Interest is payable monthly at the financial institution’s prime rate (7.25% as of December 31, 2005). The Revolver was entered into in September 2005 and matures on August 30, 2006 at which time we currently intend to extend the credit agreement.

We extend credit to our customers, generally on terms that require payment within 30 days. Some customers participate in an accounts receivable extended payment terms program, pursuant to which payments for products are delayed for up to 120 days. We believe this is consistent with normal practices in the industry.

As of December 31, 2005, $41,300 of long-term debt consisted of a mortgage payable to a commercial bank. The mortgage is collateralized by real estate and improvements, is amortized assuming a twenty-year term, with ten years of monthly principal and interest payments, then a balloon payment due in 2008.

Other long-term liabilities were comprised of deferred revenue associated with a non-compete agreement.

During 2005, we recorded depreciation and amortization of approximately $343,000 compared to $433,800 for fiscal 2004. The decrease in depreciation and amortization is mainly attributable to the completion of amortization related to product development costs for our Jay Jay The Jet Plane™ brand. In addition, we invested $204,800 and $100,000 in the acquisition of new property and equipment in 2005 and 2004, respectively.

Shareholders’ equity at December 31, 2005 increased by $1,619,500 to $6,736,100 compared to $5,116,600 at December 31, 2004, due primarily to proceeds from the exercise of common stock warrants distributed in June 2004 and January 2005.

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

The following table summarizes our outstanding borrowings and long-term contractual obligations at December 31, 2005, and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period
Contractual Obligations	Total	On or prior to 12/31/06	January 1, 2007 to December 31, 2007	January 1, 2008 to December 31, 2009

Credit Facility*	$738,100	$738,100	$—	$—

Mortgage	108,400	67,100	41,300	—

Total Contractual Cash Obligations	$846,500	$805,200	$41,300	$—

*	Credit facility matures on August 30, 2006

We anticipate a continued improvement in our working capital position resulting from the exercise of common stock warrants and improved operating results.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on us.

Seasonality and Quarterly Results of Operations

Our business is subject to significant seasonal fluctuations. Historically the substantial majority of our net sales and net income are realized during the third and forth calendar quarters. However, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales, such as:

•	the holiday shopping season;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season; and

•	timing of introductions of new products.

The following table sets forth selected unaudited quarterly statements of operations information for 2005 and 2004. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. During the last two years net losses occurred for the first six months when less than 45 percent of our sales are recognized. Profitability in the second six months of 2005 improved as a result of moderate sales growth, tight controls on gross margins and operating costs. We expect that we will continue to incur losses during the first six months of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	Fiscal Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$1,955,600	$1,911,200	$2,581,800	$3,031,900	$9,480,500

Gross profit	1,087,000	1,065,100	1,317,100	1,542,500	5,011,700

Income (loss) from Operations	(29,700)	(61,100)	83,500	(11,000)	(18,300)

Net income (loss)	$(13,000)	$(78,000)	$111,500	$(41,700)	$(21,200)

	Fiscal Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$1,762,800	$1,937,300	$2,392,000	$3,017,100	$9,109,200

Gross profit	891,600	973,600	1,252,400	1,592,500	4,710,100

Income (loss) from Operations	(190,600)	(258,500)	67,000	378,900	(3,200)

Net income (loss)	$(188,800)	$(252,700)	$53,300	$320,400	$(67,800)

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

Factors Associated with our Business

If we incur net losses, our ability to satisfy our cash requirements may be more difficult. We incurred net losses of approximately $0.1 million and $0.1 million in fiscal 2005 and fiscal 2004 respectively. If we fail to generate operating income and net income, we could have difficulty meeting our working capital requirements.

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

Our officers and directors control a large percentage of outstanding stock and may be able to exercise significant control. Our current officers and directors beneficially own approximately 20% of our common stock on a fully diluted basis. As a result, current management will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

We depend on key personnel. Our success largely depends on a number of key employees. The loss of services of one or more of these employees could have a material adverse effect on our business. We are especially dependent upon the efforts and abilities of certain of our senior management, particularly Ronald S. Kaplan, our Chief Executive Officer and Lawrence Bernstein, our President. Currently, we do not maintain key man life insurance on Mr. Kaplan and Mr. Bernstein or any other executive officer. We believe that our future success will also depend, in part, upon our ability to attract, retain and motivate qualified personnel. We cannot assure you, however, that we will be successful in attracting and retaining such personnel.

We do not intend to pay cash dividends. We expect that we will retain a major portion of available earnings generated by our operations for the development and growth of our business. However, we do anticipate paying cash dividends on our common stock contingent on future profitable operating results.

The issuance of additional shares of common stock or the exercise of outstanding options and warrants will dilute the interests of our shareholders. As of March 24, 2006, we had 5,197,200 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 9,802,800 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders. Further, if all our outstanding options and warrants are exercised, we will have approximately 7,505,300 shares outstanding. Thus, the percentage of shares owned by all existing shareholders will be reduced proportionately as options and warrants are exercised. The table below summarizes our current outstanding common shares, options and warrants:

Common Shares, Options and Warrants		Number of Common Shares	Number of Common Shares underlying Options and Warrants	Total

Common shares issued as of March 24, 2006	issued	5,400,200	—	5,400,200

	less treasury shares	(203,000)	—	(203,000)

Options outstanding as of March 24, 2006	currently exercisable	—	285,700	285,700

	currently unexercisable	—	455,000	455,000

Warrants outstanding as of March 24, 2006 (all warrants are currently exercisable)	public warrants	—	1,567,400	1,567,400

TOTAL		5,197,200	2,308,100	7,505,300

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-17 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s

Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2005. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the names and ages of the executive officers and directors of the Company as of March xx, 2006, their respective principal occupations or employment during the past five years, and the period during which each has served as a director of the Company.

Name	Age	Position
Ronald S. Kaplan	40	Chief Executive Officer/Chairperson of the Board/Director
John R. Oliver	44	Chief Financial Officer and Secretary
Lawrence Bernstein	63	President
Scott Runkel	58	Director
Ann E. W. Stone	53	Director

Each member of the Board of Directors serves for a one-year term expiring at the 2006 annual meeting of shareholders. On November 1, 2006, Ronald S. Kaplan, the Company’s Chief Executive Officer, was appointed as Chairperson of the Board to fill the vacancy created in that position by the resignation of Warren Kaplan. On March 17, 2006 Mr. Alan Stone (not related to Ann E. Stone) resigned from the Board of Directors. All officers serve at the discretion of the Board of Directors.

Ronald S. Kaplan, Chief Executive Officer, Chairperson of the Board and Director. Ronald Kaplan has served as the Company’s Chief Executive Officer since 1996, Director since 1991 and Chairperson of the Board since November 2005. He is the son of the Company’s Founder, Judith Kaplan, and Warren Kaplan, who was the former Chairperson. Prior to joining the Company Mr. Kaplan’s professional experience includes retail store operations and service in the United States Army where he held a secret clearance level. Prior to becoming CEO he managed Logo America, an apparel and promotional products sales and manufacturing business. Mr. Kaplan experience includes several corporate divestitures and acquisitions. Mr. Kaplan also serves on the Board of Trustees of the Orlando Science Center, and on the Board of Directors of the American Specialty Toy Retailers Association.

John R. Oliver, Chief Financial Officer and Secretary. John Oliver has served as Chief Financial Officer and Secretary since June 2005. His career includes senior financial roles in public accounting, publishing and management consulting. He was a Group Controller and Audit Manager for the Brinks Company. He held a senior finance position at Grolier. While at Ernst & Young he directed major financial, operations and systems integration projects. Some of his clients included Best Buy, Amazon.com, Hewlett Packard, Targus, Target, Home Depot and

Heineken. Most recently he helped launch UPS Consulting for United Parcel Service [NYSE: UPS] where he led large supply chain and financial turnaround projects. Mr. Oliver holds a Bachelor of Science in accounting from Connecticut State University, an MBA degree in finance from the Marshall School of Business at the University of Southern California, and is a Certified Public Accountant. In addition, he is a member of the American Institute of Certified Public Accountants.

Lawrence Bernstein, President. Lawrence Bernstein has served as President since November 2005. For nineteen years Mr. Bernstein held several positions with the Hasbro Corporation. Prior to leaving Hasbro in 1994, Mr. Bernstein was the President of the Hasbro Toy Division and Executive Vice President of Hasbro, Inc., Mr. Bernstein was part of the group that was responsible for the spectacular growth Hasbro experienced during the mid 80’s to the mid 90’s. Since leaving Hasbro, Mr. Bernstein has been involved in consulting with the management of several toy, hobby, and school supply/stationery companies. Mr. Bernstein was an officer and partial owner of Plymouth, Inc., a school supplies and notebook, manufacturer and distributor, located in Radford Virgina. The company filed for chapter seven liquidation in 2003. Mr. Bernstein holds a Bachelor of Science degree in Business Administration from Boston University with emphasis in Marketing and Economics.

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

Ann E. W. Stone, Director. Ann E. W. Stone is the founder and president of The Stone Group, a nationally recognized and award-winning direct marketing business. She serves on the board of The Washington Center (Women as Leaders) and the National Women’s History Museum, among others. She is also active in the National Association of Women Business Owners (NAWBO), Alexandria Society for the Preservation of Black Heritage, and the Animal Welfare League. A graduate of George Washington University, with a double major in history and communications, Ms. Stone did graduate work in corporate finance and management at the Wharton School of Business consortium. Ms. Stone chairs the Company’s nominating committee and serves on the Company’s audit committee.

Audit Committee

The Board has a standing Audit Committee. The current members of the Audit Committee are Mr. Runkel and Ms. Stone. Each of Mr. Runkel and Ms. Stone qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Each of Mr. Runkel and Ms. Stone is an “independent director” under the rules of the Nasdaq Stock Market governing the qualifications of the members of audit committees. In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and that each of Mr. Runkel and Ms. Stone has accounting and/or related financial management expertise as required under the rules of the Nasdaq Stock Market. Neither of Mr. Runkel or Ms. Stone serve on the audit committees of any other public companies. The Audit Committee members do not participate in any meeting at which their compensation is evaluated.

On March 23, 2006, we received a Nasdaq Staff Deficiency Letter indicating that the Company no longer complies with Nasdaq’s audit committee requirement as set forth in Marketplace Rule 4350. Consistent with Marketplace Rules 4350(d)(4) the company has been provided a cure period until the earlier of the Company’s next annual shareholders’ meeting or March 17, 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s outstanding common shares to file with the Securities and Exchange Commission (the “SEC”) and Nasdaq initial reports of ownership and reports of changes in ownership of common shares. Such persons are required by the SEC regulations to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners were current with the exception of the exceptions of Alan Stone, a director of the Company, whose Forms 3 was not filed for options to purchase 10,000 shares of the Company’s Common Stock at $3.75 per share; and Lawrence Bernstein, an officer of the company whose Form 3 was not filed for options to purchase 250,000 shares of the Company’s Common Stock at a weighted average price of $3.10 per share.

Code of Conduct

We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The text of the code is available upon request. Written requests should be addressed to John R. Oliver, Chief Financial Officer, Action Products International, Inc., 1101 North Keller Rd., Suite E, Orlando, Florida 32810, or telephone 407-481-8007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid to the Company’s Chief Executive Officer and executive officers who were paid $100,000 or more during the 2005 fiscal year (the “Named Executives”). Except as set forth in the table below, no bonuses or other compensation was paid during the 2005, 2004 or 2003 fiscal years.

	Summary Compensation Table Annual Compensation			Other Annual Compensation ($)
Name and Principal Position	Year	Salary ($)	Annual Bonus ($)
Ronald Kaplan (1)	2005	$130,000	$—	$16,150
Chief Executive Officer	2004	$130,000	$—	$6,000
	2003	$130,000	$—	$16,150

Robert Burrows	2005	$29,600	$—	$1,900
Chief Financial Officer and	2004	$110,000	$—	$—
Secretary (2)	2003	$108,800	$—	$—

Warren Kaplan	2005	$—	$—	$117,800
Chairperson (3)	2004	$—	$—	$96,800
	2003	$—	$—	$88,600

(1)	Mr. Ronald Kaplan’s Other Annual Compensation includes value of use of automobile and payout of earned unused vacation.
(2)	Mr. Burrows resigned as Chief Financial Officer and Secretary in March 2005. Mr. Burrow’s Other Annual Compensation includes payout of earned unused vacation.
(3)	Mr. Warren Kaplan resigned as Chairperson in November 2005. Mr. Warren Kaplan’s Other Annual Compensation include management consulting fees,

Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending December 31, 2005:

Name	Number of Shares Underlying Options Granted	Percentage of Total Options Granted to Employees During Fiscal Year	Average Exercise Price Per Share	Expiration Date
Ronald Kaplan	—	—	—	—
Warren Kaplan	—	—	—	—
John R. Oliver	150,000	31.9%	$3.25	(1)
Lawrence Bernstein	250,000	53.2%	$3.10	(1)

(1)	Options expire in equal installments in each of five years beginning in 2011.

Aggregated Option/SAR Exercises and Year End Option/SAR Values in Last Fiscal Year

The following table sets forth the aggregate of options exercised in the year ended December 31, 2005 and the value of options held at December 31, 2005.

		Option Exercises/Option Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/Warrants at Fiscal Year End Exercisable/Un-exercisable	Value of Unexercised In-the- money Options/Warrants At Fiscal Year End Exercisable/Un-exercisable(1)

Ronald S. Kaplan	0	$0	0/0	$0
Warren Kaplan	0	$0	0/0	$0
John R. Oliver	0	$0	0/150,000	$0
Lawrence Bernstein	0	$0	0/250,000	$0

(1)	The dollar value was calculated by determining the difference between the fair market value at fiscal year-end of the common shares underlying the options/warrants and the exercise prices of the options/warrants. The last sale price of a share of the Company’s common shares on December 31, 2005 as reported by Nasdaq was $2.33. The unexercised options are out-of-the-money.

Long-Term Incentive Plans

As of December 31, 2005, the Company did not maintain any long term incentive plans.

Employee Contracts, Termination Agreements, Changes in Control

The Company does not have an employment agreement with any of its current executive officers named in the Summary Compensation Table.

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

Under the Plan, the Company has reserved an aggregate of 1,400,000 common shares for issuance pursuant to options granted under the Plan. Plan Options are either (1) options qualifying as incentive stock options or (2) options that do not qualify - non-qualified options. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee but shall in no event be less than 75% of the fair market value of the underlying shares on the date of the grant. As of December 31, 2005, there were 525,700 incentive options and 215,000 non-qualified options existing under the plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	740,700	$3.31	93,100
Equity compensation plans not approved by shareholders	None	N/A	N/A

Total	740,700	$3.31	93,100

These securities described in this table were granted solely under the Company’s Amended and Restated 1996 Stock Option Plan. See “Stock Option Plan” above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the number of common shares beneficially owned by (i) each director of the Company, (ii) the executive officer named in the Summary Compensation Table, (iii) all directors and officers as a group and (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s common shares as of March 24, 2006. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 1101 North Keller Road, Suite F, Orlando, Florida 32810. As of March 24, 2006, there were issued and outstanding 5,197,200 common shares.

Table of Beneficial Ownership

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Ronald S. Kaplan	1,496,832	(1)	31.7%
Judith Kaplan	1,614,297	(2)(3)	34.2%
Warren Kaplan	1,385,814	(3)(4)	29.4%
Scott Runkel	40,000	(5)	<1%
Ann E.W. Stone	15,000	(6)	<1%
All Directors and Executive Officers as a Group	4,551,943	(7)	61.4%

1	Includes exercisable warrants to purchase 368,416 shares at $2.00 per share and excludes unexercisable warrants to purchase 1,128,416 at $3.25 per share until July 31,2006 and $3.75 from August 1, 2006 until January 31, 2007.
2	Includes 469,634 shares owned individually and immediately exercisable options to purchase 50,000 shares at $3.00 per share. Also includes exercisable warrants to purchase 622,909 shares at $2.00 per share and excludes unexercisable warrants to purchase 469,634 at $3.25 per share until July 31,2006 and $3.75 from August 1, 2006 until January 31, 2007. Ms. Kaplan disclaims beneficial ownership in all 471,754 of her husband’s shares.
3	Ms. Kaplan and Mr. Warren Kaplan disclaim beneficial ownership in all 164,566 of their adult daughter Elissa Paykin’s shares and unexercisable warrants to purchase 164,566 shares at $3.25 per share until July 31,2006 and $3.75 from August 1, 2006 until January 31, 2007 which are not included.
4	Includes 471,754 shares owned individually and immediately exercisable options to purchase 100,000 shares at $3.00 per share. Also includes exercisable warrants to purchase 344,426 shares at $2.00 per share and excludes unexercisable warrants to purchase 471,754 shares at $3.25 per share until July 31,2006 and $3.75 from August 1, 2006 until January 31, 2007. Mr. Warren Kaplan disclaims beneficial ownership in all 469,634 of his wife’s shares.
5	Includes immediately exercisable options to purchase 5,000 shares at $1.88 per share, exercisable options to purchase 10,000 shares at $3.04 per share, exercisable options to purchase 5,000 shares at $3.33 per share, exercisable options to purchase 10,000 shares at $4.38 per share, exercisable warrants to purchase 5,000 shares at $2.00 per share. Excludes currently unexercisable options to purchase 5,000 shares at $3.33 per share and unexercisable warrants to purchase 5,000 shares at $3.25 per share until July 31,2006 and $3.75 from August 1, 2006 until January 31, 2007.

6	Includes immediately exercisable options to purchase 5,000 shares at $3.50 per share and exercisable options to purchase 10,000 shares at $4.38 per share. Excludes currently unexercisable options to purchase 5,000 shares at $3.50 per share.
7	Includes immediately exercisable options to purchase 190,000 shares and exercisable warrants to purchase 1,340,751 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Description
3.1	Amended Articles of Incorporation (1)

3.2	Amended Bylaws (1)

10.1	Incentive Stock Option Plan (2)

10.2	401(k) Plan (3)

10.3	1996 Stock Option Plan (4)

10.4	License Agreement dated December 17, 2001, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (5)

10.5	Loan Agreement by and between the Company and Mercantile Bank dated June 20, 2003 (6)

10.6	Warrant Agreement by and between the Company and Registrar & Transfer Company dated as of June 12, 2003 (7)

10.7	Warrant Solicitation Agreement dated as of August 27, 2003, by and between the Company and GunnAllen (8)

10.8	Warrant Solicitation Agreement dated as of August 30, 2003, by and between the Company and J.P. Turner & Co., LLC (9)

10.9	Asset Purchase Agreement dated as of April 5, 2004, by and between Action Products International, Inc., Curiosity Kits, Inc. and Brighter Vision Holdings, Inc. (10)

10.10	Warrant Agreement by and between the Company and Registrar & Transfer Company dated as of January 7, 2005 (11)

10.11	Warrant Solicitation Agreement dated as of January 24, 2005, by and between the Company and Brookstreet Securities (11)

10.12	License Agreement dated January 26, 2005, by and between Action Products International, Inc. and Taffy Entertainment, LLC (12)

10.13	Loan Agreement by and between Amsouth Bank dated September 6, 2005 (14)

10.14	Asset Purchase Agreement dated as of September 23, 2005, by and between Action Products International, Inc. and I Made That, Inc. (15)

10.15	License Agreement dated January 31, 2006, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (16)

17.1	Resignation letter of Mr. Alan Stone as a Director (17)

21.1	List of Subsidiaries (13)

23.1	Consent of Moore Stephens Lovelace, P.A.*

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification*

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification*

99.1	Notice of Nasdaq Staff Deficiency Letter (18)

*	Filed herewith

(1)	Incorporated by reference to our Definitive Proxy Statement, filed April 29, 2004, File No. 0-13118.
(2)	Incorporated by reference to our Registration Statement on Form S-18, filed September 27, 1984, File No. 002-93512-A.
(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed August 17, 1987, File No. 0-13118.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, File No. 0-13118.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 26, 2003.
(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed on July 25, 2003.
(7)	Incorporated by reference to our Registration Statement on Form S-3, filed May 29, 2003, File No. 333-106713.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2003
(9)	Incorporated by reference to our Current Report on Form 8-K filed on October 15, 2003.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2004.
(11)	Incorporated by reference to our Registration Statement on Form S-3, filed December 3, 2004, File No. 333-120970.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on February 23, 2005.
(13)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, File No. 0-13118.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2005
(15)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal year ended September 30, 2005, filed on November 1, 2005.
(16)	Incorporated by reference to our Current Report on Form 8-K filed on January 31, 2006.
(17)	Incorporated by reference to our Current Report on Form 8-K filed on March 21, 2006.
(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2006.

Reports on Form 8-K

Form 8-K dated September 6, 2005 and filed on October 20, 2006 announcing agreement with Amsouth Bank to replace existing line of credit.

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

Form 8-K dated November 1, 2005 and filed on November 4, 2005 announcing resignation of Warren Kaplan as Chairman.

Form 8-K dated November 30, 2005 was filed on December 1, 2005 announcing the appointment of Lawrence H. Bernstein as a company President.

Form 8-K dated January 9, 2006 was filed on January 9, 2006 setting forth, the Company’s revenues for the three months and twelve months ended December 31, 2005.

Form 8-K dated January 12, 2006 and filed on January 17, 2006 setting forth the terms of common stock warrant dividend declared on October 28, 2005.

Form 8-K dated January 26, 2006 and filed on January 31, 2006 announcing License Agreement between Action Products International, Inc. and Taffy Entertainment, LLC.

Form 8-K filed on March 21, 2006 announcing resignation of Mr. Alan Stone from Board of Directors.

Form 8-K dated March 23, 2006 and filed on March 29, 2006 announcing the Company no longer complies with Nasdaq’s audit committee requirement as set forth in Marketplace Rule 4350.

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

The Company paid the following fees to its auditor during 2005 and 2004:

Year Ending	Audit Fees(1)	Audit-Related Fees(2)	Percentage of Audit-Related Services Approved by the Audit Committee	Tax Fees(2)	Percentage of Tax Services Approved by the Audit Committee	All Other Fees(4)	Percentage of All Other Services Approved by the Audit Committee
2005	$53,500	$0	N/A	$13,800	100%	$500	100%
2004	$50,400	$30,800	100%	$9,300	100%	$5,800	100%

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and a review of the interim financial statements included in the quarterly reports and services normally provided by Moore Stephens Lovelace, P.A.
(2)	Audit-Related Fees consist of fees for professional services rendered for the audit of Curiosity Kits for inclusion in the amended 8-K filing in 2004
(3)	Tax Fees consists of fees for professional services rendered in preparing the federal and state tax returns, and for providing tax compliance, tax advice and tax planning assistance.
(4)	All Other Fees consist of fees for professional services rendered for research, consultation and review the Form S-3 filing

Audit Committee’s Pre-approval Policy and Procedures

The Audit Committee of the Board of Directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of the Company’s independent auditors. The Company may not engage its independent auditors to render any audit or non-audit service unless either the Audit Committee approves the service in advance or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. Pre-approval of audit services shall not be delegated to management, but may be delegated to one or more independent members of the Committee so long as that member or members report their decisions to the Committee at all regularly scheduled meetings. Pre-approval of non-audit services with an expected cost of less than $15,000 individually and in the aggregate may be delegated to management. During 2005, no services were provided to the Company by Moore Stephens Lovelace, P.A. or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

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

Date: March 31, 2006

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ RONALD S. KAPLAN	Chairperson of the Board and Chief Executive Officer	March 31, 2006
Ronald S. Kaplan	(Principal executive officer)

/s/ JOHN R. OLIVER	Chief Financial Officer and Secretary	March 31, 2006
John R. Oliver	(Principal financial officer and principal accounting officer)

/s/ SCOTT RUNKEL	Director	March 31, 2006
Scott Runkel

/s/ ANN E. W. STONE	Director	March 31, 2006
Ann E. W. Stone

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Action Products International, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheet of Action Products International, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Action Products International, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida

March 07, 2006

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,600
Investment securities	437,200
Accounts receivable, net of an allowance for doubtful accounts of $253,200	2,753,100
Inventories, net	2,091,800
Prepaid expenses and other assets	475,200

TOTAL CURRENT ASSETS	5,815,900

PROPERTY, PLANT AND EQUIPMENT	3,486,300
Less accumulated depreciation and amortization	(2,290,800)

NET PROPERTY, PLANT AND EQUIPMENT	1,195,500
GOODWILL	1,405,300
OTHER ASSETS	147,300

TOTAL ASSETS	$8,564,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$169,300
Accrued expenses, payroll and related expenses	760,400
Current portion of mortgage payable	67,100
Borrowings under line of credit	738,100
Other current liabilities	26,700

TOTAL CURRENT LIABILITIES	1,761,600

MORTGAGE PAYABLE	41,300
DEFERRED REVENUE	25,000

TOTAL LIABILITIES	1,827,900

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock -$.001 par value; 15,000,000 authorized; 5,400,200 shares issued	5,400
Treasury stock - 203,000 shares, at par	(200)
Additional paid-in capital	8,794,100
Accumulated Deficit	(2,063,200)

TOTAL SHAREHOLDERS’ EQUITY	6,736,100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,564,000

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
NET SALES	$9,480,500	$9,109,200

COST OF SALES	4,468,800	4,399,100

GROSS PROFIT	5,011,700	4,710,100

OPERATING EXPENSES
Selling	2,363,300	2,325,100
General and administrative	2,666,700	2,388,200

TOTAL OPERATING EXPENSES	5,030,000	4,713,300

(LOSS) FROM OPERATIONS	(18,300)	(3,200)

OTHER INCOME (EXPENSE)
Interest expense	(59,900)	(109,400)
Other	57,000	30,400

TOTAL OTHER INCOME (EXPENSE)	(2,900)	(79,000)

INCOME (LOSS) BEFORE BENEFIT FROM INCOME TAXES	(21,200)	(82,200)
BENEFIT FROM INCOME TAXES	—	14,400

NET (LOSS)	$(21,200)	$(67,800)

(LOSS) PER SHARE
Basic & Diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic & Diluted	4,989,700	4,169,300

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock $.001 Par Value		Additional Paid-In Capital	(Accumulated Deficit)	Total Shareholders’ Equity
	Outstanding Shares	Amount
BALANCE - JANUARY 1, 2004	3,613,400	$3,600	$5,323,700	$(1,974,200)	$3,353,100
TREASURY STOCK	(6,900)	—	(13,900)	—	(13,900)
(Repurchase of Common Shares)

ISSUANCE OF COMMON SHARES	962,300	900	1,793,500	—	1,794,400

ISSUANCE OF WARRANTS FOR SERVICES	—	—	50,800	—	50,800

NET LOSS	—	—	—	(67,800)	(67,800)

BALANCE - DECEMBER 31, 2004	4,568,800	4,500	7,154,100	(2,042,000)	5,116,600

TREASURY STOCK, at par
(Repurchase of Common Shares)	(23,300)	—	(64,500)	—	(64,500)

ISSUANCE OF COMMON SHARES	651,700	700	1,704,500	—	1,705,200

NET LOSS	—	—	—	(21,200)	(21,200)

BALANCE - DECEMBER 31, 2005	5,197,200	$5,200	$8,794,100	$(2,063,200)	6,736,100

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(21,200)	$(67,800)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	271,200	282,500
Amortization	71,800	151,300
Loss on disposal of property plant and equipment	—	1,000
Unrealized losses on investment securities	26,800	—
Warrants issued for services	—	50,800
Provision for bad debts	130,200	30,100
Provision for inventory reserve	28,100	—
Changes in:
Accounts receivable	(375,600)	(913,100)
Investment securities	(324,100)	(49,500)
Inventories-Net	(572,800)	212,000
Prepaid expenses	(193,600)	(42,600)
Other assets	(116,500)	(62,100)
Accounts payable	81,400	(4,400)
Accrued expenses	151,200	97,600
Deferred revenue	(25,000)	(25,000)

NET CASH USED IN OPERATING ACTIVITIES	(868,100)	(339,200)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of subsidiary	(23,300)	(2,099,000)
Acquisition of property, plant and equipment	(204,800)	(100,000)

NET CASH USED IN INVESTING ACTIVITIES	(228,100)	(2,199,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(64,500)	(13,900)
Proceeds from related party notes payable	—	645,000
Net proceeds from common stock options and warrants exercises	1,695,300	1,794,400
Repayment of mortgage principal	(366,800)	(89,200)
Repayment of notes payable and obligation under capital lease	—	(735,300)
Net change in borrowings under line of credit	(831,000)	908,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	433,000	2,509,900

NET DECREASE IN CASH AND CASH EQUIVALENTS	(663,200)	(28,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	721,800	750,100

CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,600	$721,800

Supplemental disclosures - cash paid for:
Interest	$76,300	$88,400
Income Taxes	—	—

The accompanying notes are an integral part of the financial statements.

Action Products International, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

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

The Company was originally founded in 1977 as a distributor of select consumer products to primarily museum gift shops in the United States. New management assumed the helm in 1997, divested non-core assets and introduced Space Voyagers® the Company’s first proprietary toy brand, thus launching Action Products’ new business focus. In October 2000, the successful I DIG® brand was acquired, followed by the acquisition of the JAY JAY THE JET PLANE™ license in December 2001 from Porchlight Entertainment and joined by the acquisition of Curiosity Kits® in April 2004. The three new brands generated over $5.0 million of the Company’s 2005 net sales of $9.5 million.

The accompanying consolidated financial statements include the results of operations of Action Products International, Inc. and its wholly owned foreign subsidiary, Action Products Canada, Ltd., for the years ended December 31, 2005 and 2004. The activity of Action Products Canada, LTD was not significant in 2005 and 2004. In January 2005, Action Products Canada, Ltd. was dissolved.

All significant intercompany transactions have been eliminated.

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in market value of investment holdings during the period. At December 31, 2005 marketable securities consisted of $437,200 in marketable securities.

	Value At December 31, 2005	Cumulative Unrealized Gain (Loss) At December 31, 2005
Equity Securities	$450,000	($70,600)
Stock Options	(8,100)	(8,100)
Short Positions	(4,700)	200

Total	$437,200	($78,500)

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable result from the sale of the Company’s products at sales prices, net of estimated sales returns and other allowances. The Company estimates an allowance for doubtful accounts based on a specific identification basis and additional allowances based on historical collections experience. Accounts are considered past due when outstanding beyond the stated payment terms. The Company will not write-off any account receivable until all reasonable means of collection have been exhausted and collection does not appear probable.

Inventories

Inventories, which primarily consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market. Based upon a consideration of quantities on hand, actual and anticipated sales volume, anticipated product selling price and product lines planned to be discontinued; slow-moving and obsolete inventory is written down to its estimated net realizable value. The inventory valuation allowance at December 31, 2005 was $205,100.

It is our policy to capitalize shipping costs from our vendors as inventory. Along with these freight costs may be insurance and other costs relating to getting the inventory to the warehouse or the customer if drop shipped. The company records freight out as a selling expense.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Building	40 Years

Furniture, fixtures and equipment	5 - 10 Years

Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter.

Property, plant and equipment consists of the following at December 31, 2005:

Land	$67,400
Building and improvements	1,053,500
Equipment	2,145,800
Furniture and fixtures	219,600

$3,486,300

Goodwill

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and is tested at least annually for impairment. Management believes, based on the testing performed during 2005, that goodwill of $1,405,300 is not impaired.

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expenses and Other Assets

Prepaid assets are stated at cost and are amortized over the useful lives of the assets up to one year.

Insurance premiums and service and software maintenance fees are amortized over the life of the coverage or agreement; generally one year or less. Trade show costs are amortized over a period of one year or less. Royalties are amortized based upon actual sales of the underlying products to which the prepaid royalties relate. Marketing and promotional materials consist of school and catalog promotional campaigns and are amortized over the period of the marketing campaign or as the materials are used with a maximum amortization period being no greater than one year.

Prepaid expenses and other assets consist of the following at December 31, 2005:

Insurance premiums	$66,400
Trade show costs and deposits	93,700
Royalties	109,400
Service & software maintenance fees	44,800
Marketing and promotional materials	57,700
Other	103,200

$475,200

Other assets classified as long-term consist primarily of costs associated with certain product development, patent and trademark costs. These assets are amortized on a straight-line basis over their useful lives, as follows:

		Net Book Value At December 31, 2005
Product development costs	2 Years	$75,000

Patents and trademarks	15 Years	28,300
Other	2 – 5 Years	44,000

		$147,300

The gross carrying amount and accumulated amortization of product development costs at December 31, 2005 are $125,000 and $50,000, respectively.

The gross carrying amount and accumulated amortization of patents and trademarks at December 31, 2005 are $65,700 and $37,400, respectively. Related amortization expense for 2005 and 2004 was $24,300 and $16,600 respectively.

In 2006 and future years amortization of other intangible assets would be as follows:

	December 31,
	2006	2007	2008	2009	2010
Amortization of other intangible assets	$24,700	$14,700	$6,100	$5,200	$4,700

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

Deferred Revenue

In December 1997, the Company entered into an agreement with the purchaser of certain of the Company’s assets associated with its snack food product line. The

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

agreement provided for, among other things, the Company to receive compensation of $250,000 in exchange for ceasing its activities related to the manufacture and sale of freeze-dried snack foods for a period of ten years. The Company recorded the $250,000 as deferred revenue at December 31, 1997 and is amortizing this amount into income using the straight-line method over the terms specified in the agreement. As of December 31, 2005, unamortized deferred revenue related to this agreement was $50,000 which is expected to be recognized evenly over the next two years.

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

Common share equivalents were not considered in the diluted earnings per share calculation for 2005 and 2004 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 2005 and 2004 were calculated based on approximately 4,989,700 and 4,169,300, respectively, weighted average common shares outstanding during the year.

Common share equivalents excluded from the diluted earnings per share computations due to their antidilutive nature approximated 6,650,900 and 2,281,500 for the years ended December 31, 2005 and 2004, respectively.

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

Significant items subject to such estimates and assumptions by management include, among others, the estimated valuation allowances for receivables and inventory, and the carrying value of intangible assets.

Credit Risk and Fair Value of Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk at December 31, 2005, include trade receivables, $26,500 of cash deposited in a money market mutual fund and $437,200 in investment securities.

The money market fund is not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds.

The Company has a diversified customer base including some of the major toy retailers in the U.S. and Canada. The Company’s ten largest customers accounted for slightly less than 36% and 34% of net sales in 2005 and 2004, respectively. The largest single customer accounted for slightly less than 13% and 9% of total net sales for the same periods, respectively.

Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company’s large number of customers, their geographical dispersion and credit management policies. As of December 31, 2005, approximately 13% of the Company’s accounts receivable was due from one customer.

During 2005 and 2004 our largest single manufacturer supplied 9% and 15% respectively, of our products and our top three manufacturers combined supplied a total of 24% and 36% respectively. We believe that other manufacturers are available to us should any of our significant manufacturers, including our largest manufacturer, be unable or unwilling to continue to manufacture our products for us.

Based on our net sales in 2005, major retailers and international distributors took title to approximately 25% of our products directly from our manufacturing facilities in Asia. However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and our retailers and distributors throughout the U.S. and Canada.

The carrying values of cash and cash equivalents, mortgage payable, and the line of credit approximate their fair values.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the Securities and Exchange Commission amended the effective date

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of SFAS No. I23(R) to the first period of the first fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company plans to adopt SFAS No. I23(R) using the modified-prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standards would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings.

NOTE 2 - MORTGAGE PAYABLE

In November 1998, the Company borrowed $750,000 in the form of a mortgage payable, collateralized by its warehouse facility in Ocala, Florida. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. The Company has prepaid $315,100 of the principal balance as of December 31, 2005. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintains a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. The outstanding principal balance due on the mortgage payable at December 31, 2005, was $108,400.

Maturities on mortgage obligation are approximately as follows:

Year Ending December 31,	Amount

2006	67,100
2007	41,300
Thereafter	—

$108,400

NOTE 2 -MORTGAGE PAYABLE (Continued)

Cash paid for interest on the mortgage payable during the years ended December 31, 2005 and 2004, approximated $21,300 and $39,700, respectively. Cash paid for interest on all borrowing arrangements and lease obligations was $76,300 and $88,400 in 2005 and 2004, respectively.

NOTE 3 - CREDIT LINE

The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution’s prime rate (institution’s prime rate was 7.25% at December 31, 2005). The agreement also requires, among other things, that the Company maintain certain financial ratios. The current term of the agreement expires August 30, 2006. At December 31, 2005, the Company had $738,100 of borrowings outstanding under the line of credit.

NOTE 4 - INCOME TAXES

The benefit for income taxes consists of the following for the years ended December 31, 2005 and 2004:

	2005			2004
	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$—	$—	$—	$(14,400)	$—
State	—	—	—

	$—	$—	$—	$—	$(14,000)	$—

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2005, are approximately as follows:

Deferred Tax Liabilities
Unrealized gain on investments	$(10,100)

Gross deferred tax liabilities	(10,100)
Deferred Tax Assets
Bad debt allowance	39,200
Inventory reserves	40,400
Property and equipment depreciation	26,800
Federal net operating loss carryforward	234,600
State net operating loss carryforward	113,700

Gross deferred tax assets	454,700
Valuation allowance	(444,600)

Net deferred tax assets	10,100

Net deferred taxes	$—

NOTE 4 - INCOME TAXES (Continued)

During 2005, the deferred tax asset valuation allowance increased by $82,300.

The Company has a federal net operating loss carryforwards of approximately $1,564,000 that expire beginning in 2017 and a state net operating loss carryforward of approximately $2,067,000 that has no expiration date.

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:

	2005	2004
Federal provision (benefit) expected at statutory rates	$(10,000)	$(28,000)
Losses for which no benefit is recorded	(28,300)	31,000
State income taxes, net of federal income tax benefit	(3,700)	(3,000)
Foreign income tax items	—	(31,900)
Non-deductible expenses, effect of graduated rates and other rates and other	(22,000)	17,500

Benefit from income taxes	$—	$(14,400)

No income taxes were paid during the years ended December 31, 2005 and 2004.

NOTE 5 - INTERNATIONAL SALES

International sales, including Canada, amounted to $730,000 and $467,700 in 2005 and 2004, respectively. The Company’s international sales is predominately denominated in United States dollars.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock Options and Warrants

On May 28, 1996, the Company’s Board of Directors adopted the “1996 Stock Option Plan” (the “SOP”). Under the SOP, the Company has reserved an aggregate of 1,400,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 2005 and 2004, a total of 470,000 and 128,000 options, respectively, were issued under the SOP at a weighted average exercise price of $3.10 and $5.58 per share, respectively. Included in the 470,000 options granted are 250,000 options granted to Lawrence Bernstein, President, and 150,000 granted to John R. Oliver, Chief Financial Officer.

There was an aggregate of 740,700 stock options outstanding at December 31, 2005. The options expire as follows: 87,700 in 2006; 33,000 in 2007; 173,000 in 2008; 12,000 in 2009; 35,000 in 2010; 80,000 in 2011; 80,000 in 2012; 80,000 in 2013; 80,000 in 2014; and 80,000 in 2015. In the event of a change in the Company’s control, the options may not be callable by the Company. The following table

NOTE 6 - SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

summarizes the aggregate stock option activity for the years ended December 31, 2005 and 2004:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2003	650,800	$2.79
Grants	128,000	$5.58
Exercises	(36,200)	$2.26
Cancellations	(375,900)	$3.22

Outstanding at December 31, 2004	366,700	$3.39
Grants	470,000	$3.10
Exercises	(7,000)	$2.43
Cancellations	(89,000)	$2.94

Outstanding at December 31, 2005	740,700	$3.33

Shares exercisable at December 31, 2005	285,700	$3.35

The range of exercise prices for options outstanding at December 31, 2005 was $1.25 to $6.75. The following tables summarize information about options outstanding at December 31, 2005:

	Total Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25 - $2.00	5,000	1.7	$1.88
$2.01 - $3.00	337,900	4.5	$2.99
$3.01 - $4.00	325,500	6.9	$3.35
$4.01 - $5.00	54,300	0.8	$4.40
$5.01 - $6.00	8,000	1.9	$5.75
$6.01 - $6.75	10,000	3.0	$6.75

	740,700	6.2	$3.33

	Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$1.25 - $2.00	5,000	$1.88
$2.01 - $3.00	177,900	$2.98
$3.01 - $4.00	45,500	$3.54
$4.01 - $5.00	54,300	$4.40
$5.01 - $6.00	3,000	$5.75

	285,700	$3.35

NOTE 6 - SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

On April 24, 2003 the Company announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share and expires June 9, 2006. As of December 31, 2005 approximately 3,272,100 warrants had been issued and 1,531,900 had been exercised.

In January 2004, the Company issued a warrant for services that entitles the holder to purchase 50,000 shares of common stock at an exercise price of $4.00 per share. The Company used the Black-Scholes valuation model to estimate the fair value of these warrants, which resulted in an estimated fair value of $50,800. The warrant was subsequently redeemed in November 2004.

On October 29, 2004 the Company announced a warrant distribution to all shareholders of record as of January 7, 2005. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitled the holder to purchase common stock at exercise prices of $3.00 and $3.50 per share and expired January 6, 2006. As of, December 31, 2005 a total of 4,636,900 warrants had been issued and 466,800 had been exercised.

On October 28, 2005 the Company announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75 and expires January 31, 2007. As of January 31, 2006 approximately 5,204,200 warrants will be issued upon effectiveness of a registration statement.

Financial Accounting Standards Board pronouncement FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

		2005	2004
Net (Loss)	As reported	$(21,200)	$(67,800)
	Pro forma	$(147,900)	$(162,600)

(Loss) per share	Basic & Diluted
	As reported	$(0.00)	$(0.02)
	Pro forma	$(0.03)	$(0.04)

NOTE 6 - SHAREHOLDERS’ EQUITY (Continued)

Stock Options and Warrants (Continued)

The Company’s weighted-average assumptions used in the pricing model and resulting fair values are as follows:

	2005	2004
Risk-free rate	3.1%	1.8%
Expected option life (in years)	6.5	3.0
Expected stock price volatility	80%	51%
Dividend yield	0.0%	0.0%
Weighted average grant date value	$1.95	$0.97

Preferred Stock

The Company’s articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Company has issued no shares of preferred stock.

Treasury Stock

Treasury stock is reflected at par value, and consists of 203,000 shares of common stock at December 31, 2005.

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Employee Benefit Plan (the “Plan”), which covers substantially all employees. Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company’s Board of Directors. The employer-matching component of the plan was suspended as of January 1, 2004.

NOTE 8 - OTHER COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2005, the Company entered into a noncancellable operating lease for office space, which expires on July 12, 2006. The Company extended the term through July 12, 2007 at which time it expects to execute a lease in a different facility. During 2005 and 2004, $116,400 and $78,900, respectively, were charged to operations for rent expense related to operating leases. Future minimum operating lease payments approximate $113,200 and $64,400 for 2006 and 2007, respectively.

NOTE 8 - OTHER COMMITMENTS AND CONTINGENCIES (Continued)

Legal and Regulatory Proceedings

The Company is engaged in various legal proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be material risk to its financial condition.

Licensing and Distribution Agreements

The Company has entered into licensing agreements related to its Jay Jay the Jet Plane, ToddWorld, Talking Stix and Buzz Aldrin products. The Buzz Aldrin agreement expired in 2005 and was not renewed. These agreements provide, among other things, for the Company to pay royalties based on a percentage of sales of these products. Royalty expenses incurred in 2005 and 2004 were $126,600 and $126,000 respectively.

In December 2001 the Company signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The initial term of the agreement expired in December 2004. The agreement has been renewed through December 2008.

In addition, the Company has entered into an exclusive distribution agreement for products related to its Climb@Tron product line. The agreement contains provisions for the exclusive arrangement through December 31, 2006, if certain minimum quantities of products are purchased. These minimum levels were met in 2005.

In October 2004, the Company signed an exclusive licensing agreement to develop and market a line of unique consumer products designed to encourage and enhance creative thought processes and communications skills. The products will be marketed under the name “Talking Stix™”. The term is for two years and is renewable for a one-year term subject meeting minimum royalties. The Company has maintained the effectiveness of the licensing agreement by paying the minimum royalties required under the agreement.

In February 2005, the Company signed an exclusive licensing agreement with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®. The term of the Agreement is for four years expiring on February 28, 2009, with a two-year extension through February 28, 2011 subject to the Company meeting certain minimum royalty requirements during the initial term. The Company has maintained the effectiveness of the licensing agreement by paying the minimum royalties required under the agreement.

Total future minimum royalty payments due for all licensing and distribution agreements is as follows:

	December 31,
	2006	2007	2008	2009	2010
Future Minimum Royalty Payments	$230,000	$110,000	$100,000	—	—

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

During 2005 the Company paid $40,600 to Warren Kaplan and $77,200 in 2005 to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, former Board member, for consulting services an of which are reflected in the compensation table for Mr. Warren Kaplan.

During 2004 the Company paid $41,900 to Warren Kaplan and $54,900 to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, former Board member, for consulting services which are reflected in the compensation table for Mr. Warren Kaplan.

NOTE 10 – SUBSEQUENT EVENTS (UNAUDITED)

Renewal of Licensing Agreement with Porchlight

In January 2006, the Company renewed its License Agreement (the “Agreement”) with Porchlight Entertainment, Inc., for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The term of the Agreement is for two years expiring on December 31, 2008, subject to the Company meeting certain minimum sales objectives and royalty requirements.