Form 10QSB
period 2006-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2006-05-15
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at May 10, 2006
Common Stock, $.001 par value	5,197,200

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,900
Investment securities	382,200
Accounts receivable, net of an allowance for doubtful accounts of $328,800	2,123,600
Inventories, net	1,987,300
Prepaid expenses and other assets	493,200

TOTAL CURRENT ASSETS	5,165,200

PROPERTY, PLANT AND EQUIPMENT	3,504,800
Less accumulated depreciation and amortization	(2,357,700)

NET PROPERTY, PLANT AND EQUIPMENT	1,147,100
GOODWILL	1,405,300
OTHER ASSETS	151,100

TOTAL ASSETS	$7,868,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$209,100
Accrued expenses, payroll and related expenses	764,700
Current portion of mortgage payable	68,400
Borrowings under line of credit	556,700
Other current liabilities	26,800

TOTAL CURRENT LIABILITIES	1,625,700

MORTGAGE PAYABLE	23,700
DEFERRED REVENUE	18,800

TOTAL LIABILITIES	1,668,200

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock - $.001 par value; 15,000,000 shares authorized; 5,400,200 shares issued	5,400
Treasury Stock - $.001 par value; 203,000 shares	(200)
Unearned compensation cost	(849,200)
Additional paid-in capital	9,693,500
Accumulated deficit	(2,649,000)

TOTAL SHAREHOLDERS’ EQUITY	6,200,500

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,868,700

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2006	2005
NET SALES	$1,635,700	$1,955,600
COST OF SALES	848,200	868,600

GROSS PROFIT	787,500	1,087,000

OPERATING EXPENSES
Selling	613,400	492,300
General and administrative	808,000	624,400

TOTAL OPERATING EXPENSES	1,421,400	1,116,700

LOSS FROM OPERATIONS	(633,900)	(29,700)

OTHER INCOME (EXPENSE)
Interest expense	(9,200)	(15,700)
Other, net	57,300	32,300

	48,100	16,600

LOSS BEFORE INCOME TAXES	(585,800)	(13,100)

INCOME TAXES	—	—

NET LOSS	$(585,800)	$(13,100)

LOSS PER SHARE
Basic and Diluted	$(0.11)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	5,197,200	4,699,200

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(585,800)	$(13,100)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	66,900	68,000
Amortization	22,700	16,300
Unrealized (gains) losses on investment securities	(10,000)	4,600
Stock based compensation expense	65,600	—
Provision for bad debts	106,900	—
Provision for inventory reserve	8,400	—
Changes in:
Accounts receivable, net	522,600	242,800
Investment securities	65,000	(18,100)
Inventories, net	96,100	(33,300)
Prepaid expenses	(53,500)	(160,500)
Other assets	9,000	(800)
Accounts payable	39,800	20,500
Accrued expenses, payroll and related expenses	4,300	(36,100)
Deferred revenue	(6,200)	(6,200)

NET CASH PROVIDED BY OPERATING ACTIVITIES	351,800	84,100

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(18,500)	(101,400)

NET CASH USED IN INVESTING ACTIVITIES	(18,500)	(101,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(16,700)
Repayment of mortgage principal	(16,300)	(102,800)
Net proceeds from common stock options and warrant exercises	(15,300)	621,900
Net change in borrowings under line of credit	(346,200	(1,148,400)

NET CASH USED IN FINANCING ACTIVITIES	(377,800)	(646,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44,500)	(663,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,400	895,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178,900	$232,300

Supplemental disclosures - cash paid for:
Interest	$8,800	$14,300
Income Taxes	—	—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at March 31, 2006 and the results of its (i) operations for the three month periods ended March 31, 2006 and 2005 and (ii) cash flows for the three month periods ended March 31, 2006 and 2005. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results for the full year. Through March 31, 2006, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of credit. The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution’s prime rate (institution’s prime rate was 7.75% at March 31, 2006). The agreement also requires, among other things, that the Company maintain certain financial ratios. The current term of the agreement expires August 30, 2006. At March 31, 2006, the Company was in compliance with all covenants and had $556,700 of borrowings outstanding under the line of credit.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At March 31, 2006, the Company was in compliance with all covenants and the balance outstanding is $92,100.

4.	Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three-month periods ended March 31, 2006 and 2005, as their effect would have been anti-dilutive.

5.	Common Stock and Equity Securities. On March 30, 2004, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. The Company did not repurchase any shares of its common stock during the first quarter of 2006.

In January 2005, the Company made a distribution to its shareholders of one warrant for each share of common stock owned on January 7, 2005. The warrants entitled the holder to purchase one common share at an exercise price of $3.00 per share until July 8, 2005. The exercise price of these warrants increased to $3.50 per share on July 9, 2005. The warrants expired on January 6, 2006. As of that date, there were 4,636,900 issued and 466,800 exercised.

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

Share-Based Compensation

The company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of March 31, 2006, 1,400,000 shares of common stock are reserved for issuance under the Plan.

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its graded vesting employee stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at January 1, 2006 and all grants made on or after January 1, 2006 will be included in the Company’s determination of stock-based compensation expense over the remaining vesting period of the underlying options.. In accordance with the modified prospective method, the Company has not restated its operating results for the quarter ended March 31, 2005 to reflect charges for the fair value of stock-based arrangements.

As a result of adopting SFAS 123R, on January 1, 2006, the Company recorded approximately $914,800 unearned compensation cost related to previously issued stock options to its employees.

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model.

The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On March 31, 2006 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $65,600 for the three months ended March 31, 2006. No tax benefit was recognized related to sharebased compensation expense since we have never reported taxable income related to options and we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented.

During the quarter ended March 31, 2006 we did not grant any shares of restricted common stock and we did not grant any options to purchase common stock, to employees and directors of the Company. A summary of option activity under the plan as of March 31, 2006, and changes during the three months then ended are presented below:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock and Equity Securities (cont.)

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2006	740,700	$3.33	6.2	$1.95
Grants	—	$—
Exercises	—	$—
Cancellations	(57,800)	$3.68

Outstanding at March 31, 2006	682,900	$3.30	5.4	$2.02

Shares exercisable at March 31, 2006	242,900	$3.28	0.8	$1.75

As of March 31, 2006 there was approximately $849,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (options) granted under the plan. That cost is expected to be recognized over a weighted-average period of 5.4 years.

Prior to January 1, 2006, the Company accounted for employee stock-based grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” for the quarter ended March 31 2005:

March 31, 2005
Reported net loss	$(13,100)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	16,600

Pro forma net loss	$(29,700)

Net loss per common share (basic and diluted):
As
Reported	$(0.00)

Pro forma	$(0.01)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Marketable Securities. Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in market value of investment holdings during the period. At March 31, 2006 marketable securities consisted of the following:.

	Value At March 31, 2006	Cumulative Unrealized Gain(Loss) At March 31, 2006
Equity Securities	$397,600	$(53,100)
Stock Options	$(15,400)	$(15,400)

Total	$382,200	$(68,500)

7.	Related Party Transactions. During the three months ended March 31, 2006 and 2005, the Company paid $11,300 and $10,000, respectively, to Warren Kaplan and $28,700 and $19,500, respectively, to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, former Board member for consulting services.

8.	Other Commitments. In January 2006, the Company renewed its License Agreement (the “Agreement”) with Porchlight Entertainment, Inc., for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The term of the Agreement is for two years expiring on December 31, 2008, subject to the Company meeting certain minimum sales objectives and royalty requirements.

9.	Reclassifications. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

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

Results of Operations:

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Net Sales	100%	100%
Cost of Sales	52%	44%
Gross Profit	48%	56%
Selling Expense	36%	25%
General and Administrative Expense	49%	32%
Total Operating Expense	87%	57%
Loss from Operations	(39)%	(1)%
Other Income (Expense)	3%	1%
Loss before income taxes	(36)%	(0)%
Taxes	—	—
Net Loss	(36)%	(0)%

Net sales for the three months ended March 31, 2006 were $1,635,700 compared with net sales of $1,955,600 for the three months ended March 31, 2005. Management attributes the $319,900 or 16% decrease in net sales to declines in specialty toy stores and international sales.

Gross profit decreased by $299,500 to $787,500 for the three months ended March 31, 2006, compared with $1,087,000 for the three months ended March 31, 2005. The gross profit percentage decreased from 56% to 48% for the three-month periods ended March 31, 2006 and 2005 respectively. The decrease in gross profit percentage was mainly attributable to lower pricing on our Jay Jay, Curiosity Kits, and Space Voyager line and increased importation freight costs. The decrease in gross profit is attributable to the decrease in sales discussed above.

Selling, general and administrative (SG&A) expenses increased by $304,700 to $1,421,400 for the three-month period ended March 31, 2006 from $1,116,700 for the three-month period ended March 31, 2005. This 27% increase in SG&A expenses is due primarily to increases in:

•	Compensation and related benefit costs of $156,600 principally for staffing additions in marketing and sales including stock-based compensation costs of $65,600

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Bad debt expense of $106,900

•	Increased travel for sales and marketing activities of $87,100

Interest expense related to current and long-term debt was $9,200 and $15,700 for the three-month periods ended March 31, 2006 and 2005, respectively. The $6,500 decrease was principally due to the reduction in the mortgage balance related to our distribution center.

Other income and (expense), net during the three-month periods ended March 31, 2006 and 2005 was $57,300 and $32,300, respectively. The $25,000 change was mainly attributable to gains from investments.

Loss before income taxes and net loss, as a result of the foregoing, was $585,800 for the three months ended March 31, 2006, compared with $13,100 for the three months ended March 31, 2005.

Financial Condition, Liquidity, and Capital Resources:

As of March 31, 2006, we had cash and cash equivalents of $178,900, representing a decrease of $44,500 compared to December 31, 2005.

After taking account of non-cash items and other adjustments, our cash generated from operations for the three months ended March 31, 2006 were $351,800. The principal source of cash from operating activities for the three months ended March 31, 2006 was from a net decrease of accounts receivable of $522,600. The principal use of cash from operating activities same period was a $53,500 increase in prepaid expenses due mainly to increases in prepaid marketing and promotional materials, catalog and licensing fees.

The principle use of cash from investing activities was $18,500 for additions of telecommunications equipment.

After applying $346,200 to a decrease in borrowings under our line of credit, $16,300 to repayment of mortgage principal and $15,300 related to expenses incurred in connection with warrant offerings, this resulted in net cash utilized for financing activities of $377,800.

At March 31, 2006, borrowing under our line of credit was $556,700, a decrease of $37,800 from $594,500 as of March 31, 2005. Our line of credit provides for borrowings up to $2,500,000 at the prime rate plus and matures August 30, 2006. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of March 31, 2006 we were eligible to borrow $2,500,000 under our line of credit and were in compliance with our financial covenants.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

Repurchase of Securities

On March 24, 2004, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program will expire three years from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. As of March 31, 2006 we repurchased 30,201 of our common shares and 119,799 remain available under the plan.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
January 1, 2006 – January 31, 2006	—	—	—	119,799
February 1, 2006 – February 28, 2006	—	—	—	119,799
March 1, 2006 – March 31, 2006	—	—	—	119,799

Total	—	—	—	119,799

ITEM 5. Other Information

(a)	None.

(b)	None.

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

•	Form 8-K dated January 9, 2006 was filed on January 9, 2006 setting forth, the Company’s revenues for the three months and twelve months ended December 31, 2005.

•	Form 8-K dated January 12, 2006 and filed on January 17, 2006 setting forth the terms of common stock warrant dividend declared on October 28, 2005.

•	Form 8-K dated January 26, 2006 and filed on January 31, 2006 announcing License Agreement between Action Products International, Inc. and Taffy Entertainment, LLC.

ITEM 6. Exhibits and Reports on Form 8-K (Continued)

•	Form 8-K filed on March 21, 2006 announcing resignation of Mr. Alan Stone from Board of Directors.

•	Form 8-K dated March 23, 2006 and filed on March 29, 2006 announcing the Company no longer complies with Nasdaq’s audit committee requirement as set forth in Marketplace Rule 4350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: May 15, 2006	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ JOHN R. OLIVER
John R. Oliver
Chief Financial Officer (Principal Accounting Officer)