Form 10QSB
period 2006-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2006-08-08
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2006

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at August 1, 2006
Common Stock, $.001 par value	5,227,100

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$720,600
Investment securities	557,000
Accounts receivable, net of an allowance for doubtful accounts of $369,600	1,621,600
Inventories, net	2,153,900
Prepaid expenses and other assets	579,800

TOTAL CURRENT ASSETS	5,632,900

PROPERTY, PLANT AND EQUIPMENT	3,508,900
Less accumulated depreciation and amortization	(2,427,900)

NET PROPERTY, PLANT AND EQUIPMENT	1,081,000
GOODWILL	1,405,300
OTHER ASSETS	127,900

TOTAL ASSETS	$8,247,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$305,100
Accrued expenses, payroll and related expenses	825,200
Current portion of mortgage payable	69,700
Borrowings under line of credit	779,500
Other current liabilities	739,600

TOTAL CURRENT LIABILITIES	2,719,100

MORTGAGE PAYABLE	5,700
DEFERRED REVENUE	12,500

TOTAL LIABILITIES	2,737,300

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding Common stock - $.001 par value; 15,000,000 shares authorized; 5,430,100 shares issued	5,400
Treasury stock - $.001 par value; 203,000 shares	(200)
Additional paid-in capital	9,742,100
Unearned compensation costs	(789,200)
Accumulated deficit	(3,448,300)

TOTAL SHAREHOLDERS’ EQUITY	5,509,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,247,100

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30th		Six Months Ended June 30th
	2006	2005	2006	2005
NET SALES	$1,635,000	$1,911,200	$3,270,700	$3,866,800

COST OF SALES	812,200	846,100	1,660,400	1,714,700

GROSS PROFIT	822,800	1,065,100	1,610,300	2,152,100

OPERATING EXPENSES
Selling	731,900	494,700	1,345,300	987,000
General and administrative	877,600	631,500	1,685,600	1,255,900

TOTAL OPERATING EXPENSES	1,609,500	1,126,200	3,030,900	2,242,900

LOSS FROM OPERATIONS	(786,700)	(61,100)	(1,420,600)	(90,800)

OTHER INCOME (EXPENSE)
Interest expense	(15,200)	(18,100)	(24,400)	(33,700)
Other, net	2,600	1,200	59,900	33,500

	(12,600)	(16,900)	35,500	(200)

LOSS BEFORE INCOME TAXES	(799,300)	(78,000)	(1,385,100)	(91,000)

BENEFIT FROM INCOME TAXES	—	—	—	—

NET LOSS	$(799,300)	$(78,000)	$(1,385,100)	$(91,000)

LOSS PER SHARE
Basic and Diluted	$(0.15)	$(0.02)	$(0.27)	$(0.02)

Weighted average number of common shares outstanding:
Basic and Diluted	5,205,028	4,883,630	5,201,153	4,791,919

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30th
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,385,100)	$(91,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	137,100	138,200
Amortization	46,700	32,700
Unrealized (gains) losses on investment securities	32,100	(14,200)
Stock based compensation expense	125,600	—
Provision for bad debts	257,300	—
Provision for inventory reserves	8,400	—

Changes in:
Accounts receivable	874,200	121,600
Investment securities	(151,900)	(165,400)
Inventories	(70,500)	(733,600)
Prepaid expenses	(140,100)	(278,500)
Other assets	8,100	(19,200)
Accounts payable	135,800	301,100
Accrued expenses, payroll and related expenses	777,700	56,000
Deferred revenue	(12,500)	(12,500)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	642,900	(664,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(22,600)	(139,700)

NET CASH USED IN INVESTING ACTIVITIES	(22,600)	(139,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(16,700)
Proceeds from common stock options and warrants	33,200	1,128,200
Repayment of mortgage principal	(32,900)	(175,900)
Net change in borrowings under line of credit	(123,400)	(929,500)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(123,100)	6,100

NET INCREASE (DECREASE) IN CASH	497,200	(798,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,400	895,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$720,600	$97,200

Supplemental disclosures - cash paid for:
Interest	$23,600	$28,800
Income taxes	$—	$—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at June 30, 2006 and the results of its (i) operations for the three month and six month periods ended June 30, 2006 and 2005 and (ii) cash flows for the six month periods ended June 30, 2006 and 2005. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results for the full year. Through June 30, 2006, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of credit. The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution’s prime rate (institution’s prime rate was 8.00% at June 30, 2006). The agreement also requires, among other things, that the Company maintain certain financial ratios. The current term of the agreement expires August 30, 2006. The Company is negotiating an extension to its revolving line of credit (“the Revolver”) and reviewing options with other financial institutions. At June 30, 2006, the Company was in compliance with all covenants measured on an annual basis and had $779,500 of borrowings outstanding under the line of credit. If losses continue, the Company will be in breach of one or more of these covenants at the renewal time on August 30, 2006.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At June 30, 2006, the Company was in compliance with all covenants and the balance outstanding is $75,400.

4.	Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three month and six month periods ending June 30, 2006 and 2005, as their effect would have been anti-dilutive.

5.	Common Stock and Equity Securities. On March 30, 2005, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. The Company did not repurchase any shares of its common stock during the second quarter of 2006.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

    Common Stock and Equity Securities (cont.)

During the six months ended June 30, 2006, changes in shareholders’ equity were as follows:

•	The Company issued 29,800 shares of common stock in connection with the exercise of warrants and received proceeds of approximately $48,600.

•	The Company recorded amortization of share based compensation of $125,600.

On April 24, 2003 the Company announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of June 30, 2006 approximately 3,272,100 warrants had been issued and 1,561,700 had been exercised.

In January 2005, the Company made a distribution to its shareholders of one warrant for each share of common stock owned on January 7, 2006. The warrants entitled the holder to purchase one common share at an exercise price of $3.00 per share until July 8, 2005. The exercise price of these warrants increased to $3.50 per share on July 9, 2005. The warrants expired on January 6, 2006. As of the expiration date there were 4,636,900 issued and 466,800 exercised.

On October 28, 2005 the Company announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75 and expires January 31, 2007. Approximately 5,197,200 warrants were distributed upon effectiveness of a registration statement filed on July 20, 2006.

Share-Based Compensation

The company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of June 30, 2006, 1,400,000 shares of common stock are reserved for issuance under the Plan.

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its graded vesting employee stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at January 1, 2006 and all grants made on or after January 1, 2006 will be included in the Company’s determination of stock-based compensation expense over the remaining vesting period of the underlying options. In accordance with the modified prospective method, the Company has not restated its operating results for the quarter ended June 30, 2005 to reflect charges for the fair value of stock-based arrangements.

As a result of adopting SFAS 123R, on January 1, 2006, the Company recorded approximately $914,800 unearned compensation cost related to previously issued stock options to its employees.

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On June 30, 2006 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $125,600 for the six months ended June 30, 2006. No tax benefit was recognized related to share-based compensation expense since we have

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

    Common Stock and Equity Securities (cont.)

never reported taxable income related to options and we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented.

During the six month period ended June 30, 2006 we did not grant any shares of restricted common stock and we did not grant any options to purchase common stock, to employees and directors of the Company. A summary of option activity under the plan as of June 30, 2006, and changes during the Six months then ended are presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2006	740,700	$3.33	6.2	$1.95
Grants	—	$—
Exercises	—	$—
Cancellations	(57,800)	$3.68

Outstanding at March 31, 2006	682,900	$3.30	5.4	$2.02
Grants	—	$—
Exercises	—	$—
Cancellations	(30,400)	$3.73

Outstanding at June 30, 2006	652,500	$3.28	5.6	$2.06

Shares exercisable at June 30, 2006	260,500	$3.32	1.1	$1.85

As of June 30, 2006 there was approximately $789,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (options) granted under the plan. That cost is expected to be recognized over a weighted-average period of 5.6 years. In July 2006, the Company’s President, Lawrence Bernstein, resigned. According to the terms of the Company’s stock option plan, all of Mr. Bernstein’s 250,000 options terminated as of that date. The impact to the Company’s financial statements in the third quarter of 2006 as a result of the termination of the options will be the reversal of $476,700 of unearned compensation cost and the recapture of $49,000 compensation cost charged to expense in the first six months of 2006.

Prior to January 1, 2006, the Company accounted for employee stock-based grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” for the three and six months ended June 30, 2005:

	June 30, 2005
	Three Months	Six Months
Net Loss (Before Stock Based Compensation Expense)	$(78,000)	$(91,000)

Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	36,700	53,300
Net Loss (After Stock Based Compensation Expense)	$(114,700)	$(144,300)

Net loss per common share (basic and diluted):
As
Net Loss (Before Stock Based Compensation Expense)	$(0.02)	$(0.02)
Net Loss (After Stock Based Compensation Expense)	$(0.02)	$(0.03)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

    Common Stock and Equity Securities (cont.)

6.	Marketable Securities. Marketable securities are categorized as trading securities and stated at market value. Included in trading liabilities are securities that the company has sold but did not own and will therefore be obligated to purchase at a future date (“short positions”). Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in market value of investment holdings during the period. At June 30, 2006 marketable securities consisted of the following:

	Value At June 30, 2006	Cumulative Unrealized Gain(Loss) At June 30, 2006
Equity Securities	$564,000	$(42,000)
Stock Options	$(7,000)	$(7,000)

Total	$557,000	$(49,000)

Short Positions	$(712,900)	$(61,600)

Marketable securities can experience extreme price and volume fluctuations that could particularly affect market values. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market value of our portfolio.

7.	Related Party Transactions. During the three months ended June 31, 2006 and 2005, the Company paid $9,700 and $8,100, respectively, to Warren Kaplan and $28,400 and $15,000, respectively, to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, the Company founder and former Board member for consulting services.

During the six months ended June 31, 2006 and 2005, the Company paid $20,900 and $18,100, respectively, to Warren Kaplan and $57,100 and $34,500, respectively, to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, the Company founder and former Board member for consulting services.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

    Related Party Transactions (cont.)

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

Results of Operations:

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Net Sales	100%	100%
Cost of Sales	50%	44%
Gross Profit	50%	56%
Selling Expense	45%	26%
General and Administrative Expense	53%	33%
Total Operating Expense	98%	59%
Income (Loss) from Operations	(48)%	(3)%
Other Income (Expense)	(1)%	(1)%
Income (Loss) before income taxes	(49)%	(4)%
Taxes	—	—
Net Income (Loss)	(49)%	(4)%

Net sales for the three months ended June 30, 2006 were $1,635,000, compared with net sales of $1,911,200 for the three months ended June 30, 2005. Management attributes the $276,200 or 14% decrease to a decline in sales to selected mass market, gift and craft store accounts; reduced sales of our Jay Jay line due to a supplier change and reduced demand for our Curiosity Kits products.

Gross profit decreased by $242,300 to $822,800 for the three months ended June 30, 2006, compared with $1,065,100 for the three months ended June 30, 2005. The gross profit percentage decreased from 56% to 50%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

for the three month periods ended June 30, 2006 and 2005 respectively. The decrease in gross profit percentage compared to the same period in 2005, was mainly attributable to increased raw material, importation and product development costs, and reduced prices on our Jay Jay and Curiosity Kits lines.

Selling, general and administrative (SG&A) expenses increased by $483,300 to $1,609,500 for the three month period ended June 30, 2006 from $1,126,200 for the three month period ended June 30, 2005. This 43% increase in SG&A expenses is due primarily to increases in:

•	Compensation and related benefits of $131,700 resulting from staffing increases in Product Development, Marketing and executive management

•	Non-cash charges for Employee Stock Options of $60,000 as a result of adopting SFAS 123R

•	Bad debt of $148,600 resulting from an increase in reserves for sales to larger mass market accounts

•	Freight out of $91,400 as a result of air freighting several large orders for a major customer

•	Lease expense of $29,100 for temporary warehouse space needed for stocking Curiosity Kits products.

Interest expense related to current and long-term debt was $15,200 and $18,100 for the three month periods ended June 30, 2006 and 2005, respectively. The decrease of $2,900 is due to lower borrowings and reduced interest under our line of credit.

Other income and (expense) during the three month periods ended June 30, 2006 and 2005 was $2,600 and $1,200, respectively. The $1,400 change was mainly attributable to gains from investments.

Loss before income taxes, as a result of the foregoing, was $799,300 for the three months ended June 30, 2006, compared with a loss before income taxes of $78,000.

Net loss, as result of the foregoing, was $799,300 and for the three months ended June 30, 2006, compared with a net loss of $78,000 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our condensed consolidated statements of operations.

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net Sales	100%	100%
Cost of Sales	51%	44%
Gross Profit	49%	56%
Selling Expense	41%	26%
General and Administrative Expense	51%	32%
Total Operating Expense	92%	58%
Loss from Operations	(43)%	(2)%
Other Income (Expense)	1%	—
Loss before income taxes	(42)%	(2)%
Taxes	—	—
Net Loss	(42)%	(2)%

Net sales for the six months ended June 30, 2006 were $3,270,700, compared with net sales of $3,866,800 for the six months ended June 30, 2005. Management attributes the $596,100 or 15% decrease in net sales to a decline in sales to selected mass market, gift and craft store accounts; reduced sales of our Jay Jay line due to a supplier change and reduced demand for our Curiosity Kits products.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Gross profit decreased by $541,800 to $1,610,400 for the six months ended June 30, 2006, compared with $2,152,100 for the six months ended June 30, 2005. The gross profit percentage decreased to 49% from 56% for the six month periods ended June 30, 2006 and 2005 respectively. The decrease in gross profit percentage compared to the same period in 2005, was mainly attributable to increased raw material, importation and product development costs, and reduced prices on our Jay Jay and Curiosity Kits lines.

Selling, general and administrative (SG&A) expenses increased by $788,000 to $3,030,900 for the six month period ended June 30, 2006 from $2,242,900 for the six month period ended June 30, 2005. This 35% increase in SG&A expenses is due primarily to increases in:

•	Compensation and related benefits of $221,600 resulting from staffing increases in Product Development, Marketing and executive management

•	Bad debt of $255,400 resulting from an increase in reserves for sales to larger mass market accounts

•	Non-cash charges for employee stock options of $125,600 as a result of adopting SFAS 123R

•	Travel of $93,000 as a result of increase travel to Asia for product development, and additional travel for International Toy Fairs sales and marketing activities

•	Lease expense of $65,700 for temporary warehouse space needed for stocking Curiosity Kits product and

•	Freight out of $61,100 as a result of air freighting several large orders for a major customer

These increases were partially offset by a $40,400 decrease in sales commissions as a result of the decrease in sales.

Interest expense related to current and long-term debt was $24,400 and $33,700 for the six month periods ended June 30, 2006 and 2005, respectively. The decrease of $9,300 is due to lower borrowings under our line of credit.

Other income and (expense) during the six month periods ended June 30, 2006 and 2005 was $59,900 and $33,500, respectively. The $26,400 change was mainly attributable to gains from investments.

Loss before income taxes, as a result of the foregoing, was $1,385,100 for the six months ended June 30, 2006, compared with $91,000 for the six months ended June 30, 2005.

Net loss, as a result of the foregoing, was $1,385,100 for the six months ended June 30, 2006, compared with $91,000 for the six months ended June 30, 2005.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of $720,600 representing an increase of $497,200 since December 31, 2005.

After taking account of non-cash items and other adjustments, our cash generated from operations for the six months ended June 30, 2006 were $642,900. The principal sources of cash from operating activities for the six months ended June 30, 2006 were:

•	$874,200 due to collections of accounts receivable

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont.)

•	$777,700 increase in accrued expenses due primarily to an increase in other liabilities related to the Company’s short selling of investment securities

•	$135,800 increase in accounts payable due to a seasonal increase in inventory purchases

Principal uses of cash from operating activities in the first six months of fiscal 2006 were increases of:

•	$151,900 in investment securities and

•	$140,100 in prepaid expenses and

•	$70,500 in inventories

The uses of cash from investing activities for the first six months of 2006 were $22,600 for additional telecommunication and computer equipment.

To meet a portion of our operating cash requirements, we received net proceeds of $33,200 from common stock warrant exercises. After applying $123,400 to decrease borrowing under our line of credit and $32,900 to repayment of mortgage principal, this left a net decrease in cash from financing activities of $123,100.

At June 30, 2006, borrowing under our line of credit was $779,500, a decrease of $33,900 from $813,400 as of June 30, 2005. Our line of credit provides for borrowings up to $2,500,000 at the prime rate plus and matures August 30, 2006. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of June 30, 2006 we were eligible to borrow $2,500,000 under our line of credit and were in compliance with our financial covenants. The Company is negotiating an extension to its revolving line of credit (“the Revolver”) and reviewing options with other financial institutions. Through June 30, 2006, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

Repurchase of Securities

On March 24, 2004, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program will expire three years from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. As of June 30, 2006 we have repurchased 30,201 of our common shares and 119,799 remain available under the plan.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
April 1, 2006 – April 30, 2006	—	—	—	119,799
May 1, 2006 – May 31, 2006	—	—	—	119,799
June 1, 2006 – June 30, 2006	—	—	—	119,799
Total	—	—	—	119,799

ITEM 4. Submission of Matters to Vote of Shareholders

None

ITEM 5. Other Information

a)	None

b)	None.

PART II. OTHER INFORMATION (Continued)

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification

31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

B.	Reports on Form 8-K

•	Form 8-K dated July 28, 2006 was filed on July 31, 2006 setting forth the Company’s expected revenues for the three months and six months ended June 30, 2006 and reporting the resignation of the Company’s President.

•	Form 8-K dated July 31, 2006 was filed on August 1, 2006 extending the term of the 2006 warrants distributed to all shareholders of record on January 18, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: August 8, 2006	By:	/s/ RONALD S. KAPLAN
Ronald Kaplan
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2006	By:	/s/ JOHN R. OLIVER
John R. Oliver
Chief Financial Officer (Principal Accounting Officer)