Form 10QSB
period 2006-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2006-11-13
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of last practicable date.

Class	Outstanding at October 31, 2006
Common Shares, $.001 par value	5,227,100

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$671,800
Investment securities	682,600
Accounts receivable, net of an allowance for doubtful accounts of $275,800	1,844,500
Inventories, net	2,214,500
Prepaid expenses and other assets	474,500

TOTAL CURRENT ASSETS	5,887,900

PROPERTY, PLANT AND EQUIPMENT	3,559,900
Less accumulated depreciation and amortization	(2,500,100)

NET PROPERTY, PLANT AND EQUIPMENT	1,059,800
GOODWILL	1,405,300
OTHER ASSETS	106,600

TOTAL ASSETS	$8,459,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$812,000
Accrued expenses, payroll and related expenses	849,200
Current portion of mortgage payable	58,500
Borrowings under line of credit	724,900
Other current liabilities	756,000

TOTAL CURRENT LIABILITIES	3,200,600

DEFERRED REVENUE	6,300

TOTAL LIABILITIES	3,206,900

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares - 10,000,000 shares authorized, zero shares issued and outstanding	—

Common shares - $.001 par value; 15,000,000 shares authorized; 5,430,100 shares issued	5,400
Treasury shares - $.001 par value; 203,000 shares	(200)
Additional paid-in capital	8,947,600
Unearned compensation costs	(22,000)
Accumulated deficit	(3,678,100)

TOTAL SHAREHOLDERS’ EQUITY	5,252,700

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,459,600

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30th		Nine Months Ended September 30th
	2006	2005	2006	2005
NET SALES	$2,056,100	$2,581,800	$5,326,800	$6,448,500

COST OF SALES	1,123,300	1,264,700	2,783,700	2,979,300

GROSS PROFIT	932,800	1,317,100	2,543,100	3,469,200

OPERATING EXPENSES
Selling	519,400	564,300	1,864,700	1,551,300
General and administrative	719,100	669.300	2,404,700	1,925,200

TOTAL OPERATING EXPENSES	1,238,500	1,233,600	4,269,400	3,476,500

INCOME (LOSS) FROM OPERATIONS	(305,700)	83,500	(1,726,300)	(7,300)

OTHER INCOME (EXPENSE)
Interest expense	(15,000)	(12,700)	(39,400)	(46,400)
Other, net	90,900	40,700	150,800	74,200

TOTAL OTHER INCOME (EXPENSE)	75,900	28,000	111,400	27,800

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(229,800)	111,500	(1,614,900)	20,500

(PROVISION FOR) BENEFIT FROM INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(229,800)	$111,500	$(1,614,900)	$20,500

INCOME (LOSS) PER SHARE
Basic	$(0.04)	$0.02	$(0.31)	$—
Diluted	$(0.04)	$0.02	$(0.31)	$—

Weighted average number of common shares outstanding:
Basic	5,227,072	5,166,400	5,209,887	4,918,100
Diluted	5,227,072	5,736,000	5,209,887	5,547,600

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30th
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,614,900)	$20,500
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	207,500	206,600
Amortization	65,500	49,600
Unrealized (gain) loss on investment securities	49,900	(1,800)
Stock based compensation expense	112,400	—
Provision for bad debts	290,000	18,800
Provision for inventory reserve	108,400	38,000

Changes in:
Accounts receivable	618,600	(282,600)
Investment securities	(295,300)	(312,000)
Inventories	(231,100)	(1,299,000)
Prepaid expenses	(34,800)	(195,100)
Other assets	6,100	(59,100)
Accounts payable	642,700	269,100
Accrued expenses, payroll and related expenses	818,000	439,100
Deferred revenue	(18,700)	(18,700)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	724,300	(1,126,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries	—	(23,300)
Acquisition of property, plant and equipment	(67,100)	(149,600)

NET CASH USED IN INVESTING ACTIVITIES	(67,100)	(172,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	—	(35,000)
Repayment of mortgage principal	(49,900)	(343,300)
Proceeds from exercise of common shares options and warrants	19,100	1,707,000
Net change in borrowings under line of credit	(178,000)	(640,400)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(208,800)	688,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	448,400	(611,200)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,400	895,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$671,800	$284,400

Supplemental disclosures - cash paid for:
Interest	$38,400	$34,900
Income taxes	$—	$—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed Consolidated Financial Statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. and its subsidiary, Action Products Canada Ltd. (collectively, the “Company”), at September 30, 2006 and the results of their (i) operations for the three month and nine month periods ended September 30, 2006 and 2005 and (ii) cash flows for the nine month periods ended September 30, 2006 and 2005. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results for the full year. Through September 30, 2006, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company incurs losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity. There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Line of Credit. The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the prime rate plus 150 basis points (the prime rate was 8.25% at September 30, 2006). The agreement also requires, among other things, that the Company maintain certain financial ratios. The current term of the agreement expired August 30, 2006. The Company received an extension through March 31, 2007 and is reviewing options with this and other financial institutions. At September 30, 2006, the Company was in compliance with all covenants measured on an annual basis and had $724,900 of borrowings outstanding under the line of credit. If losses continue, the Company will be in breach of one or more of these covenants at the renewal time on March 31, 2007.

3.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. If the Company fails to maintain compliance with the financial covenants contained in the note, the maturity date could be accelerated. At September 30, 2006, the Company was in compliance with all covenants and the balance outstanding was $58,500.

4.	Earnings per Share. Common share equivalents were not included in the computation of diluted earnings per share for the three and nine month periods ending September 30, 2006, as their effect would have been anti-dilutive. Common share equivalents excluded from the diluted earnings per share computations were approximately 7,005,100 for the three and nine month periods ending September 30, 2006.

5.	Common Stock and Equity Securities.

On March 30, 2004, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. The Company did not repurchase any of its common stock during the third quarter of 2006.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Common Stock and Equity Securities. (cont.)

In accordance with the Company’s director compensation plan which provides for the annual grant of options upon the Board member’s anniversary date, in September 2006, one director was granted a total of 10,000 options at an average exercise price of $2.35 each under the Company’s stock option plan.

During the nine months ended September 30, 2006, changes in shareholders’ equity were as follows:

•	The Company recorded amortization of share based compensation of $112,400

•	The Company issued 29,800 shares of common stock in connection with the exercise of warrants and received proceeds of approximately $48,600 net of expenses associated with warrants of $29,500

On April 24, 2003 the Company announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of September 30, 2006 approximately 3,272,100 warrants had been issued and 1,561,700 had been exercised.

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

On July 20, 2006, the Company made a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 until January 31, 2007 and $3.75 from February 1, 2007 through January 31, 2008. The warrants expire January 31, 2008. Approximately 5,197,200 warrants were distributed upon effectiveness of a registration statement filed on July 20, 2006.

Share-Based Compensation

The company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of September 30, 2006, 1,400,000 shares of common stock are reserved for issuance under the Plan.

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its graded vesting employee stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at January 1, 2006 and all grants made on or after January 1, 2006 will be included in the Company’s determination of stock-based compensation expense over the remaining vesting period of the underlying options. In accordance with the modified prospective method, the Company has not restated its operating results for the quarter ended September 30, 2005 to reflect charges for the fair value of stock-based arrangements.

As a result of adopting SFAS 123R , on January 1, 2006, the Company recorded approximately $914,800 unearned compensation cost related to previously issued stock options to its employees.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Common Stock and Equity Securities. (cont.)

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On September 30, 2006 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $112,400 for the nine months ended September 30, 2006.

During the quarter ended September 30, 2006 we did not grant any shares of restricted common stock; and we did not grant any options to purchase common stock, to employees. In September 2006, one director was granted a total of 10,000 options at an average exercise price of $2.35 each. A summary of option activity under the plan as of September 30, 2006, and changes during the nine months then ended are presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2006	740,700	$3.33	6.2	$1.95
Grants	—	$—
Exercises	—	$—
Cancellations	(57,800)	$3.68

Outstanding at March 31, 2006	682,900	$3.30	5.4	$2.02
Grants	—	$—
Exercises	—	$—
Cancellations	(30,400)	$3.73

Outstanding at June 30, 2006	652,500	$3.28	5.6	$2.06
Grants	10,000	$2.35		$1.05
Exercises	—	$—
Cancellations	(400,000)	$3.17		$2.17

Outstanding at September 30, 2006	262,500	$3.64	4.7	$1.79

Shares exercisable at September 30, 2006	240,500	$3.59	4.7	$1.80

As of September 30, 2006 there was approximately $22,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (options) granted under the plan.

During the third quarter of 2006, 400,000 options were cancelled due to the resignations of two executives. The impact to the condensed consolidated balance sheet was a reduction in unearned compensation cost of $785,600.

Prior to January 1, 2006, the Company accounted for employee stock-based grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” for the three and nine months ended September 30, 2005:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Common Stock and Equity Securities. (cont.)

		September 30, 2005
		Three Months	Nine Months
Net income (loss) before stock based compensation expense)		$111,500	$20,500
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	36,600	146,700
Net income (loss) after stock based compensation expense)		$74,900	$(126,200)

Net income (loss) per common share:
Basic:	Net income (loss) before stock based compensation expense)	$0.02	$—
	Net income (loss) after stock based compensation expense)	$0.01	$(0.03)
Diluted:	Net income (loss) before stock based compensation expense)	$0.02	$—
	Net income (loss) after stock based compensation expense)	$0.01	$(0.02)

6.	Marketable Securities. Marketable securities are categorized as trading securities and stated at market value. Included in trading liabilities are securities that the company has sold but did not own and will therefore be obligated to purchase at a future date (“short positions”).

The Company anticipates covering these short positions in the fourth quarter of 2006 and could experience significant realized losses if current market trends continue. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in market value of investment holdings during the period. At September 30, 2006 marketable securities consisted of the following:

	Value At September 30, 2006	Cumulative Unrealized Gain(Loss) At September 30, 2006
Equity Securities	$682,600	$(44,300)
Short Positions	$(729,100)	$(84,100)

Marketable securities can experience extreme price and volume fluctuations that could particularly affect market values. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market value of our portfolio.

7.	Related Party Transactions. During the three months ended September 30, 2006 and 2005, the Company paid $11,300 and $14,300, respectively, to Mr. Warren Kaplan, and $24,400 and $27,100, respectively, to Ronel Management Company, wholly owned by Mr. Kaplan, former Chairperson of the Board and Judith Kaplan, the Company founder and former Board member for advisory and consulting services.

During the nine months ended September 30, 2006 and 2005, the Company paid $32,200 and $32,600, respectively, to Mr. Warren Kaplan, and $81,600 and $61,600, respectively, to Ronel Management

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Related Party Transactions (cont)

Company, wholly owned by Mr. Kaplan, former Chairperson of the Board and Judith Kaplan, the Company founder and former Board member for advisory and consulting services.

8.	Reclassifications. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations:

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of net sales, certain items appearing in our consolidated statements of operations.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net Sales	100%	100%
Cost of Sales	55%	49%
Gross Profit	45%	51%
Selling Expense	25%	22%
General and Administrative Expense	35%	26%
Total Operating Expense	60%	48%
Income (Loss) from Operations	(15)%	3%
Other Income (Expense)	4%	1%
Income (Loss) before Income Taxes	(11)%	4%
Net Income (Loss)	(11)%	4%

Net sales for the three months ended September 30, 2006 were $2,056,100, compared with net sales of $2,581,800 for the three months ended September 30, 2005. Management attributes the $525,700 or 20.4% decrease primarily to a decline in sales to:

•	Selected mass market accounts of $460,000 and

•	Specialty (non-toy) stores and internet retailers of $180,000

These decreases were partially offset by an increase of $80,000 in sales to other retail accounts primarily booksellers.

Gross profit decreased by $384,300 to $932,800 for the three months ended September 30, 2006, compared with $1,317,100 for the three months ended September 30, 2005. The gross profit percentage decreased by six percentage points to 45% for the three month periods ended September 30, 2006 from 51% for the same period in 2005. The decrease in gross profit is mainly attributable to the decrease in sales discussed above. The gross profit percentage decreased compared to the same period in 2005, mainly attributable to increased raw material costs, reduced selling prices on our Jay Jay and Curiosity Kits lines and increased reserves for slower moving inventory.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis or Plan of Operation (Continued)

Selling, general and administrative (SG&A) expenses increased by $4,900 to $1,238,500 for the three month period ended September 30, 2006 from $1,233,600 for the three month period ended September 30, 2005. This 0.4% increase in SG&A expenses is due primarily to increases in:

•	Doubtful accounts expense of $15,700

•	Lease expense of $14,100 for temporary warehouse space needed for stocking Curiosity Kits product

These increases were partially offset by a $15,800 decrease in brand licensing expenses as a result of decreased sales of licensed Jay Jay products.

Interest expense related to current and long-term debt was $15,000 and $12,700 for the three month periods ended September 30, 2006 and 2005, respectively. The increase of $2,300 is due an increase in the prime rate of interest under our line of credit partially offset by lower borrowing levels.

Other income and (expense) during the three month periods ended September 30, 2006 and 2005 was $90,900 and $40,700, respectively. The $50,200 change was mainly attributable to gains from investments.

Net income (loss) before income taxes, as a result of the foregoing, was ($229,800) and $111,500 respectively for the three months ended September 30, 2006 and 2005.

Net income (loss), as a result of the foregoing, was ($229,800) and $111,500 respectively for the three months ended September 30, 2006 and 2005.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of net sales, certain items appearing in our consolidated statements of operations.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net Sales	100%	100%
Cost of Sales	52%	46%
Gross Profit	48%	54%
Selling Expense	35%	24%
General and Administrative Expense	45%	30%
Total Operating Expense	80%	54%
Income (Loss) from Operations	(32)%	0%
Other Income (Expense)	2%	0%
Income (Loss) before income taxes	(30)%	0%
Benefit from Income Taxes	0%	0%
Net Income (Loss)	(30)%	0%

Net sales for the nine months ended September 30, 2006 were $5,326,800 compared with net sales of $6,448,500 for the nine months ended September 30, 2005. Management attributes the $1,121,700 or 17.4% decrease to a decline in sales to:

•	Selected mass market accounts of $400,000

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis or Plan of Operation (Continued)

•	Reduced sales of our Jay Jay line in specialty (non-toy), independent toy stores and internet accounts of $260,000 due to a supplier change and

•	Reduced demand for our Curiosity Kits products in specialty non toy, independent toy store and internet accounts of $250,000

Gross profit decreased by $926,100 to $2,543,100 for the nine months ended September 30, 2006, compared with $3,469,200 for the nine months ended September 30, 2005. The gross profit percentage of sales decreased to 48% from 54% for the nine month period ended September 30, 2006 and 2005 respectively. The decrease in gross profit is mainly attributable to the decrease in sales discussed above. The gross profit percentage decrease was mainly attributable to increased raw material costs, importation and product development costs, reduced selling prices on our Jay Jay and Curiosity Kits lines and an increase in reserves for slower moving inventory.

Selling, general and administrative (SG&A) expenses increased by $792,900 to $4,269,400 for the nine month period ended September 30, 2006 from $3,476,500 for the nine month period ended September 30, 2005.

This 22.8% increase in SG&A expenses is due primarily to increases in:

•	Doubtful accounts expense of $271,200

•	Compensation costs of $214,000 due principally to staffing additions in product development, marketing, and executive management

•	Non-cash charges for employee stock options of $112,400 as a result of adopting SFAS 123R

•	Travel of $93,500 as a result of increased travel to Asia for product development, and additional travel for international toy fairs and sales and marketing activities and

•	Lease expense of $79,800 for temporary warehouse space needed for stocking Curiosity Kits product.

Interest expense related to current and long-term debt was $39,400 and $46,400 for the nine month periods ended September 30, 2006 and 2005, respectively. The decrease of $7,000 is due to lower borrowings under our line of credit partially offset by an increase in the prime rate of interest.

Other income and (expense) during the nine month periods ended September 30, 2006 and 2005 was $150,800 and $74,200, respectively. The $76,600 change was mainly attributable to gains from investments.

Net income (loss) before income taxes, as a result of the foregoing, was ($1,614,900) and $20,500, respectively, for the nine months ended September 30, 2006 and 2005.

Net income (loss), as a result of the foregoing, was ($1,614,900) and $20,500, respectively, for the nine months ended September 30, 2006 and 2005.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $671,800 representing an increase of $448,400 since December 31, 2005.

After taking account of non-cash items and other adjustments, our cash provided from operations for the nine months ended September 30, 2006 were $724,300. The principal sources of cash from operating activities for the nine months ended September 30, 2006 were:

•	$818,000 in accrued expenses, payroll and related expenses due primarily to an increase in other liabilities related to the Company’s short selling of investment securities

•	$642,700 seasonal increase in accounts payable

•	$618,600 due to collections of accounts receivable

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

ITEM 2. Management’s Discussion and Analysis or Plan of Operation (Continued)

Principal uses of cash from operating activities in the first nine months of fiscal 2006 were:

•	$231,100 in inventories due to seasonal increases

•	$295,300 in investment securities

The principal use of cash from investing activities for the nine months ended September 30, 2006 was $61,600 for additional molds and tooling; and telecommunication and computer equipment.

To meet a portion of our operating requirements, we received net proceeds of $19,100 from common share option and warrant exercises. After applying $178,000 to decrease borrowing under our line of credit and $49,900 to repayment of mortgage principal, this left a net decrease in cash from financing activities of $208,800.

At September 30, 2006, borrowing under our line of credit was $724,900, a decrease of $377,700 from $1,102,600 as of September 30, 2005. Our line of credit provides for borrowings up to $2,500,000 at the prime rate plus 150 basis points and matured August 30, 2006. Under the line of credit agreement, we are subject to financial covenants relating to certain asset balances and financial ratios. As of September 30, 2006 we were eligible to borrow $2,500,000 under our line of credit and were in compliance with our financial covenants. We have been granted an extension through March 31, 2007 to our revolving line of credit (“the Revolver”) and we are reviewing options with this and other financial institutions. Through September 30, 2006, we were able to meet our obligations as they come due; however, it is at least reasonably possible that if we continue to incur losses and negative cash flows, we will have to obtain additional sources of debt or equity financing to maintain our liquidity. There can be no assurance that such financing will be available or available on terms acceptable to us, if needed.

Subsequent Events

On October 10, 2006, we announced a non-binding letter of intent to merge with New Market Technology, Inc., a technology products and services company. We are currently negotiating the terms of the proposed merger. There is no assurance that a merger will occur at all or, if an acquisition is completed, may be on substantially different terms than as previously announced.

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

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings

On October 31, 2006, we announced that we won $5.1 million in a civil lawsuit against Hong Kong’s Lung Cheong International Holdings Ltd. and its U.S. subsidiary, Kid Galaxy, Inc., in Alachua County Court in Alachua county, Florida. No appeal has been filed to date. The deadline for filing such appeal is 30 days after the final judgment is entered. No judgment has been entered as of the date of this filing.

PART II. OTHER INFORMATION (cont)

ITEM 2. Changes in Securities

Repurchase of Securities

On March 24, 2004, our Board of Directors authorized effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program will expire three years from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. As of September 30, 2006 we have repurchased 30,201 of our common shares and 119,799 remain available under the plan. Our company did not repurchase any common shares during the quarter ended September 30, 2006.

ITEM 4. Submission of Matters to Vote of Shareholders

The annual meeting of shareholders was held in our Company’s offices at 1101 North Keller Road, Orlando, Florida 32810 on Wednesday, October 4, 2006. The proposal brought before the shareholders was:

1)	election of Ronald S. Kaplan, Scott Runkel, Ann E. W. Stone and Dr. Barry Render as Directors for a one-year term to expire at the 2007 Annual Meeting

The total number of shares entitled to vote at the meeting was 5,227,100. As a result of the votes cast, as described below, all 4 nominees were elected for one-year terms to expire at the Annual Shareholders’ Meeting in 2007:

Name	For	Withheld
Ronald S. Kaplan	5,020,730	49,548
Scott Runkel	4,995,605	74,673
Ann E. W. Stone	4,997,805	72,473
Dr. Barry Render	5,028,046	42,232

No other business was brought before the Annual Meeting.

ITEM 6. Exhibits

A. Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer and Chief Financial Officer- Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer and Chief Financial Officer- Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: November 13, 2006	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)