Form 10KSB
period 2006-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2007-04-02
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

(Commission File No.) 000-13118

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

COMMON STOCK, $.001 PAR VALUE

Securities registered under Section 12(g)

of the Securities Exchange Act of 1934:

NONE

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

State issuer’s revenues for its most recent fiscal year: $7,437,100.

As of March 23, 2007, the number of shares held by non-affiliates was approximately 3,089,100 shares. The approximate market value based on the last sale (i.e. $1.64 per share as of March 23, 2007) of the issuer’s Common Stock was approximately $5,066,100.

As of March 23, 2007, there were 5,231,500 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “Action Products” and “our company” refer to Action Products International, Inc., a Florida corporation.

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

PART I

I TEM 1.	DESCRIPTION OF BUSINESS

Overview

Action Products International, Inc. (NASDAQ: APII) is a brand-focused, Consumer Products company. We were originally incorporated, and began our operations, in New York in 1977, and relocated and re-incorporated in Florida in 1980 as a distributor of education oriented toys, children’s books, stationery and souvenirs, supplying museum gift shops. In 1997 a new business model was developed and implemented around our toy business. Today our operations include a brand diversified toy & craft company, and a corporate operations division. Our toy & craft business designs, manufactures and markets a diversified portfolio of educational, positive and non-violent brands of toy, craft, gift and activity products, to various retailing channels such as independent toy, gift, craft and hobby stores, specialty retail chains, museums, zoos, aquariums, theme parks and attractions in the United States and throughout the world. During the past ten fiscal years, since moving away from distribution for other manufacturers and publishers, this division developed new proprietary products through internal development, licensing and acquisitions. Our growth strategy is based on increasing our sales turnover, penetration in existing channels and diversifying distribution channels, while creating and increasing brand equity. Our Corporate division seeks new operating entities or assets that will bring accretive value to our common stock and market capitalization.

Our toy and craft division designs, markets and sells primarily educational toy product lines under the umbrella name “Action Products™” (here in after Action Products Toys & Crafts or APT&C). APT&C marketing and promotion communications focus on our individual brands such as CURIOSITY KITS®, SPACE VOYAGERS®, CLIMB@TRON™, I DIG DINOSAURS®, WOODKITS™, DROP ZONE EXTREME®, PLAY & STORE™, and JAY JAY THE JET PLANE™. Products include premium wooden toys, action figures, play-sets, activity kits and various other playthings with a strategic emphasis on non-violent and educational and fun topics such as space, dinosaurs, science, and nature.

In addition to the development of internal brands, our APT&C organization actively pursues prudent acquisition opportunities and licensing arrangements. In October 2000, we acquired certain assets of Earth Lore Ltd., an award-winning, privately held Canada-based maker of popular educational excavation kits for children. The acquisition provided us with an appropriate product line, and customers that complemented our existing brands. In December 2001, we acquired a license agreement with the developers of the PBS children’s television show Jay Jay The Jet Plane™ to develop and launch our new wooden adventure system based on the episodes of this popular children’s series. We launched this product line in the fourth quarter 2002 to popular reception from toy retailers and consumers.

Our top contributing brands are I Dig Dinosaurs® (and related), Curiosity Kits®, Jay Jay The Jet Plane™, Space Voyagers®, and Play & Store™. The Curiosity Kits® brand acquired in April 2004 was a significant contributor to our net sales in 2006, generating approximately $2.0 million. The EarthLore® I Dig Dinosaurs® brand continues to be a strong brand group and contributed over $1.8 million to net sales in 2006. Our best licensed brand rollout to date is the Jay Jay The Jet Plane™ brand that was introduced in the fourth quarter of 2002. It produced $0.5 million in net sales in 2006 during a transition to a new production factory. Our other brands, including Drop Zone Extreme™, Space Voyagers® and Play & Store™, contributed the remaining $3.1 million net sales in 2006.

Recording three consecutive years of revenue increases and balance sheet improvement through summer 2005, we recruited new more broadly experienced inside executive management to more rapidly expand the business, and value of our brands, in part by reaching larger, national, retail chains. In November 2005 a new President and Chief Operating Officer was hired. In July of 2006, experiencing sales decline, margin erosion, and increased expenses, our Board accepted the executive’s resignation. This was followed by a cost reduction program resulting in annualized reductions in operating expense of approximately $600,000.

Sales for the year ended December 31, 2006 were $7,437,100 compared to $9,480,500 in 2005. This represents a 22% decrease, which is due to the shift in management strategy and priority, a change of suppliers for our Jay Jay the Jet Plane™ products and a failed first attempt to reposition and relaunch the acquired Curiosity Kits® brand.

In October 2006 an operations management executive was retained to improve the performance of the toy and craft division, first on a consultant basis. APT&C operations were re-aligned with the company’s original “non-promotional” or “specialty” brand and distribution strategies. In February 2007 the consultant was named as our new APT&C President and Chief Operating Officer.

Market Opportunity

Consumers are quickly moving to on-line supported product purchases. We are seeking new business operations to expand our business and better leverage the fixed and variable costs of our corporate structure

The principal markets for our toy and craft division’s products are consumers who purchase through specialty retailers, toy stores, the toy departments of national and regional retail chains, museums, zoos, aquariums, theme parks and attractions and education stores, and through mail order catalogs and increasingly, via the Internet. We currently compete primarily in the preschool and elementary school categories in the United States and some international consumer markets. We believe we are well positioned to grow faster than the traditional retail markets we participate in and our long-term goal is to capture a significant share of these markets.

We believe trends are driving increased spending on educational products and redefining markets for our toy and craft markets. First, parents are concerned about the education of their children including the important influence of safe and positive play. This concern is influenced by a number of factors, including the growing pressures for children to excel in an increasingly knowledge-based society. Second, the increasing emphasis in the United States and internationally on generating interest in, and encouraging appreciation of, education. “edutainment” natural sciences and our world. Finally, there has been a noted uptrend in home activities included in uptrend reports on do-it-yourself and at home or “nesting” activities. We believe that these trends provide Action Products Toy & Crafts a significant market opportunity.

Several of our product lines which include I Dig™, Curiosity Kits® and Space Voyagers® appeal to international customers. We expect our foreign sales to grow in the future as we execute global packaging and engage new distribution agreements with additional foreign distributors.

Our Market Position

Unlike promotional toys, Action Products brands emphasize quality and a healthy solution for consumers looking for alternatives to the negative influences of less positive play patterns and tend to avoid exploitative, short-lived aspects of promotional toys. We believe we are well positioned to capitalize on the increased worldwide emphasis on education, “edutainment” and the trend towards encouraging children’s interest in positive play and their world surroundings. We believe our innovative products meet this increasingly important market need.

Our Corporate Strategy

Our Corporate division’s goal is to maximize value for our stakeholders. We are implementing strategies for corporate expansion through mergers acquisitions and distribution agreements, and strategies to expand our current toy and craft division. Under new leadership, the goal of our current operating division is to become the leading provider of educational, positive, non-violent toys for ages 2-10 through specialty retailers and selected chain stores in the U.S. and international markets.

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

Jay Jay The Jet Plane™

Based on the animated series, Jay Jay The Jet Plane, Action Products’ Jay Jay the Jet Plane Wooden Adventure System™ comprised of characters and accessories, has been designed specifically for children ages 3 to 5, using high quality wood In 2006 we executed a quality improvement program at the factories in China, yielding an improved level of safety, thoroughly testing each wooden character, so that in 2007 we are announcing that age grading will decrease to 2+ for the 14 wooden characters; more closely reflecting the identified younger audience of children who are Jay Jay fans. The television reach for Jay Jay The Jet Plane™ moved to the exciting new PBS Kids SPROUT TV network. This new private/public national cable and satellite network is a more strongly supported joint venture including HIT Entertainment, Comcast, and Sesame Workshop, providing a new, stronger national platform for Jay Jay the Jet Plane. New items for 2007 were initiated in 2006 with goals to: support the child’s play of the complete system, drive gift giving of the Jay Jay character, and build products and promotions that enhance the retailer’s presentation in the store.

Curiosity Kits®

Founded in 1988 and acquired by Action Products in 2004, Curiosity Kits has been a continual leader in children’s arts & crafts. Curiosity Kits contains a variety of craft activity kits, with everything from innovative jewelry kits to activities with sculpting, drawing and painting for self-expression. Curiosity Kits focuses on offering high quality materials, tools, and the information needed to imagine and then create lasting treasures while having fun and learning. During 2006 consumer research was conduced by a professional research and design firm- for a redesign of Curiosity Kits packaging to be launched in 2007. Curiosity Kits has received several awards including the Dr Toy’s 100 Best in 2006, Creative Child Magazine Top Creative Toy Award and the Preferred Choice Award Toy of the Year Finalist in 2006 and 2005 and the Oppenheim Toy Portfolio Gold Award in 1998, 2000, 2001, 2002 and, 2004.

Climb@Tron™

Climb@trons are interplanetary robots that climb up, down, around, and even upside down on smooth surfaces like windows, mirrors and cabinets using powerful suction cups and vacuum technology and auto reverse action to keep Climb@Tron™ going even after bumping into barriers. This is a bestseller for Action Products – in the museums and specialty stores alike.

Kidz Workshop™

Our Kidz Workshop line includes the award winning EZ Build Projects™ that promote confidence-building, fun-to-assemble where one tool does it all; Kidz Workshop fits the bill for children of ages 7 and up. EZ Build Projects are winners of Dr. Toy’s 10 Best Socially Responsible Toys and 2002 100 Best Children’s Products awards.

I Dig™ Excavation Adventures

Our I Dig™ Excavation Adventures let children imagine they are modern day dinosaur hunters, archaeologists and treasure seekers. Using steel tools, children dig through dust free “rock” to unearth replica dinosaur bones and Egyptian artifacts. This line was expanded in 2006 with the introduction of two I Dig™ Adventures: an Arrowhead and Gold Rush dig. Keeping closely attuned to popular culture, Action Products introduced the Davey Jones Locker timed to launch with the major pirate film DVD release. Adding more to the dinosaur theme, a Predator Claw mini dig, and a Prehistoric Sharks dig were introduced in late 2006. New for 2007 are more dinosaurs and other archaeological themes with the core I Dig scientific slant, and in development are some very imaginative themes with greater emphasis on the fun aspect of the digs

Space Voyagers®

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

In February 2007 we signed an agreement exiting the 2005 exclusive licensing agreement with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®. The term of the original Agreement was for four years expiring on February 28, 2009, with a two-year extension through February 28, 2011 subject to our company meeting certain minimum royalty requirements during the initial term. As a result of poor sales in 2005 and 2006 with no future expected benefit to our company, Taffy Entertainment, LLC and our company mutually agreed, in February, 2007, to terminate the 2005 contract for a final settlement amount of $35,000 plus remaining licensed product.

We will continue to selectively seek out appropriate licensing agreements that support our objective to develop exclusive quality brands with long-term sales growth potential.

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced product manufacturing services and to concentrate our internal resources on product development, sales and marketing. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. We use several OEM contract manufacturers to source components and build finished products to our specifications. We currently use approximately 49 contract manufacturers located in the United States, Hong Kong and China to build our finished products. The suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies.

During 2006 and 2005 our largest single manufacturer supplied 10% and 9% respectively, of our products and our top three manufacturers combined supplied a total of 25% and 24% respectively. We believe that other manufacturers are available to us should any of our significant manufacturers, including our largest manufacturer, be unable or unwilling to continue to manufacture our products for us.

Based on our net sales in 2006, major retailers and international distributors took title to approximately 11% of our products directly from our manufacturing facilities in Asia. However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and our retailers and distributors throughout the U.S. and Canada.

Marketing, Sales and Advertising

We exhibit our product lines at toy, gift and related industry trade shows. Our most important trade show is the American International Toy Fair held in New York City each February. In January 2007 we held our debut exhibit at the International trade fair of the Craft & Hobby Association, to positive reviews.

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

Trade advertising remained a core marketing tool in 2006. We placed ads throughout the year in trade publications including Playthings, The Toy Book and publications of the American Specialty Toy Retailers Association (ASTRA) ) as well as consumer catalogs published by retailers an advertising cooperative groups such as Learning Express, and The Good Toy Group.

Sales and Distribution

We service customers in all fifty U.S. states and the District of Columbia, and export to a number of foreign countries including the United Kingdom, Spain, Canada and Japan.

Our management focuses its efforts on growing our customer base by increasing our penetration and presence in new and existing distribution channels. Museum stores and attractions throughout the U.S. and around the world served as our primary customer base since the inception of our company. While this niche provided us with a solid foundation for growth, we have successfully expanded our distribution to national toy stores, specialty retailers and other available retail outlets. We have a diversified customer base including some of the major toy retailers in the U.S. and Canada. Ten large customers accounted for slightly under 34% of our net sales in 2006. Our largest single customer accounted for slightly less than 11% of our total net sales.

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

Overall revenues from our international sales represented approximately $0.7 million or 8% of our total revenues in 2005 and $0.5 million or 6% in 2006. Over 83% of international sales were made in Canada and the United Kingdom. Revenues from other international customers still represent a limited percentage of our total revenues.

Although we have formal international distributor agreements for The United Kingdom, we also sell to other international accounts and distributors on a direct basis.

In general, international sales are subject to inherent risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. Our products are produced by approximately 49 outside manufacturing companies in the U.S., Hong Kong and China, and are imported directly by us as finished goods.

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

Product Design & Development

The company works to refresh a redesign of existing toy product lines and to develop innovative new toy product lines. During 2006 and 2005 we spent $64,100 and $69,700 respectively in connection with the design and development of new products.

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

Personnel

As of December 31, 2006, we had 30 employees worldwide, including one executive officer, four sales and customer support personnel, seven marketing and product development personnel, nine distribution personnel and nine administrative and procurement personnel. We offer our employees a benefits package that includes health and life insurance plans, a 401(k) plan and an employee-contributed IRC Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with us for at least a one-year period following termination of their employment. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Orlando, Florida, where we lease a 6,000 square foot suite in a business district near downtown Orlando, staffed by executive, sales, marketing, importing and graphics personnel. We are currently on a short-term sublease that expires July 12, 2007. We intend to extend the lease for an additional 12 months through July 2008. We believe the lease rate will remain the same.

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

The property is encumbered by a mortgage, the principal balance of which, as of December 31, 2006, was $41,100 and may be prepaid at any time without penalty. During 2005 we prepaid $315,100 of the outstanding principal. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization.

The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, we maintain a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2006, we were in compliance with all covenants.

There are no current plans to renovate or expand the facility. We follow a course of regular repair and maintenance to the structure and fixtures that keep the facility in good operating condition. In addition we maintain sufficient insurance to effect the replacement or repair of the facility.

In April 2006, we entered into a one year lease for 15,200 square foot of temporary storage in Ocala primarily for bulky Curiosity Kits product.

ITEM 3.	LEGAL PROCEEDINGS

In November 2006, a final judgment was entered in the Circuit Court of the Eighth Judicial District in Alachua county, Florida, in the amount of $5.1 million (bearing annual interest at 9%) in a civil lawsuit against Kid Galaxy, Inc of Manchester, NH, and its parent company Lung Cheong International Holdings Ltd., and Timothy L.Young. The defendant has filed notice of an appeal and a bond to cover the verdict amount plus nine percent interest for two years. Our company’s management cannot predict the outcome of any ruling by the appellate court nor when it will occur.

We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “APII.” The following table represents the range of the high and the low bid quotations for each fiscal quarter for the last two fiscal years ended December 31, 2005 and 2006. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2005	$2.63	$3.88
June 30, 2005	$2.75	$4.00
September 30, 2005	$2.83	$3.34
December 31, 2005	$1.98	$3.22
March 31, 2006	$2.10	$2.80
June 30, 2006	$1.81	$2.40
September 30, 2006	$1.35	$2.14
December 31, 2006	$1.46	$3.10

On March 23, 2007, the closing price of our common stock was $1.64 and we had approximately 1,400 record owners of our common stock.

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

On April 24, 2003 we announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00. On June 6, 2006, the company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of December 31, 2006 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

On October 29, 2004 we announced a warrant distribution to all shareholders of record as of January 7, 2005. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.00 and $3.50 and expired January 6, 2006. As of the expiration date, approximately 4,636,900 warrants had been issued, total warrants exercised were 466,800.

On October 28, 2005 we announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 31, 2007, the company’s Board of Directors extended the expiration dates of the warrants from January 31, 2007 to January 31, 2008 at $3.25 per share and from February 1, 2008 to December 31, 2010 at $3.75 per share. Approximately 5,197,200 warrants were distributed upon effectiveness of a registration statement filed on July 20, 2006.

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities by us during the fourth quarter of 2006 that were not registered under the Securities Act.

Repurchase of Securities

On March 24, 2004, our Board of Directors authorized effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program expired March 24, 2007, three years from the date of authorization. As of December 31, 2006 we repurchased 30,701 of our common shares and 119,299 remain available under the plan. As of March 24, 2007, we repurchased a total of 30,701 of our common shares under the program.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
October 1, 2006 – October 31, 2006	—	$—	—	119,799
November 1, 2006 – November 30, 2006	500	$1.83	500	119,299
December 1, 2006 – December 31, 2006	—	$—	—	119,299
Total	500	$1.83	500	119,299

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2006 and 2005 should be read in conjunction with our consolidated financial statements included in Item 7 in this Annual Report.

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

Historically, our principal source of revenues has been the sale of products to retailers. We anticipate this will continue for the foreseeable future. However, we intend to augment this with revenue generating licensing agreements for our proprietary brands and trademarks. The competition and consolidation taking place in the retail sector will continue to present challenges. However, we believe the opportunities for increased penetration of existing channels, continued diversification into new distribution channels and interactive markets will allow us to achieve our growth objectives.

In 2006, our Board of Directors demanded changes to our company to address the losses we continue to incur, the lack of progress in expanding operations and the creation of economies of scale necessary to be a profitable public company. The significant changes are:

•

Management Restructuring – In the third quarter of 2006, we engaged in a restructuring of the management of our toy and craft business, which included the appointment in 2007 of a President and Chief Operating Officer for the division, Richard Malagodi, an experienced executive in the consumer products industry. We intend to continue to look at ways to improve our management, operations and sales personnel.

•

Cost Reduction – In the third quarter of 2006, we implemented a cost reduction initiative to bring current operating costs in line with actual performance and take advantage of changes available for increasing operational efficiency.

•

Organic Business Development – We are working to expand our award-winning, best-selling, product lines and pursue new distribution channels. Through cost effective measures, such as early delivery of new sales materials, we are seeking to reinvigorate shelf presence and retail sales of our key product lines and further build brand equity.

•

Pursue Acquisitions – We are pursuing acquisition opportunities, both within and outside our toy and craft business. We believe that we can increase revenues and generate economies of scale through acquisitions of complimentary assets. We are also considering products outside our core products and increase revenue by leveraging our existing sales and distribution channels.

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

Accounts Receivable Valuation

Accounts receivable result from the sale of our products at sales prices, net of estimated sales returns and other allowances. We estimate an allowance for doubtful accounts based on a specific identification basis and additional allowances based on historical collections experience. Accounts are considered past due when outstanding beyond the stated payment terms. We will not write-off any account receivable until all reasonable means of collection have been exhausted and collection does not appear probable.

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

Intangible Assets

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, goodwill is no longer amortized but, instead, is tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Management believes, based on the testing performed during 2006, that goodwill is not impaired.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For periods ended prior to January 1, 2006, pursuant to APB Opinion No. 25, no stock-based employee compensation expense was recognized by us and, under the modified prospective method pursuant to SFAS No. 123R, results for the prior periods have not been restated. Operating loss for the year ended December 31, 2006 includes $121,000 in compensation expense for stock options as a result of our adoption of SFAS No. 123R, which negatively impacted diluted earnings per share from continuing operations by $0.02. Results for the year ended December 31, 2005 do not include compensation expense for stock options. The following table sets forth the proforma results for the year ended December 31, 2005, which includes compensation for stock options:

		2005
Net (loss)	As reported	$(21,200)
	Pro forma	$(147,900)

Results of Operations

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	2006	2005
Net Sales	100.0%	100.0%
Cost of Sales	57.1%	47.1%

Gross Profit	42.9%	52.9%
Selling Expense	35.3%	24.9%
General & Administrative Expense	42.9%	28.1%

Total Operating Expense	78.2%	53.0%
(Loss) from Operations	(35.3%)	(0.2%)
Other Income/(Expense)	(1.2%)	(0.0%)

Loss Before Benefit (Provision) From Income Taxes	(36.5%)	(0.2%)
Taxes	0.0%	0.0%

Net (Loss)	(36.5%)	(0.2%)

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Net sales decreased by $2,043,400 or 21.6% to $7,437,100 in fiscal 2006 from $9,480,500 in fiscal 2005. Management attributes the 22% decrease to a decline in sales to:

•	Selected mass market accounts of $560,000

•	Reduced sales of our Jay Jay line in specialty (non-toy), independent toy stores and internet accounts of $660,000 due to a supplier change and product repositioning

•	Reduced demand for our Curiosity Kits products in specialty (non toy), independent toy store and internet accounts of $530,000 associated with changes in packaging and marketing strategy

Gross profit decreased by $1,818,400 or 36.3% to $3,193,300 in fiscal 2006 from $5,011,700 in fiscal 2005. As a percentage of sales, gross profit decreased to 42.9% in fiscal 2006, compared to 52.9% in fiscal 2005. The decrease in gross profit is attributable principally to the decrease in sales discussed above. The decrease in gross profit percentage was attributable to fixed depreciation and amortization of molds and tooling and product development costs, respectively, and increases in raw material costs, reduced selling prices on certain of our Jay Jay and Curiosity Kits lines and an increase in reserves for slower moving inventory.

Selling, general and administrative (SG&A) expenses were $5,821,800 and $5,030,000 in fiscal 2006 and 2005, respectively. The $791,800 or 15.7% increase in SG&A expenses is due primarily to the following:

•	Doubtful accounts expense of $236,900

•	Non-cash charges for employee stock options of $121,000 as a result of adopting SFAS 123R

•	Increase in brand licensing of $133,300 due primarily to license fees on our ToddWorld® brand

•	Increase in professional services of $118,400 due primarily to increases in legal and accounting fees.

•	Compensation increase of $102,100 due principally to staffing additions in fulfillment and executive management

•

Travel of $84,600 as a result of increased travel to Asia for product development, and additional travel for international toy fairs and sales and marketing activities and temporary lodging for two executives.

•	Increase in lease expense of $78,200 due primarily to temporary warehouse space and equipment needed for stocking Curiosity Kits product

Interest expense related to current and long-term debt was $62,900 and $76,500 in fiscal 2006 and 2005, respectively. The $13,600 decrease is due primarily to reductions in our warehouse mortgage.

Other income/(expense) was ($23,800) and $73,600 in fiscal 2006 and 2005 respectively. The decrease was primarily attributable to increased in investment losses.

Net (Loss) in fiscal 2006, as a result of the foregoing, net loss was $2,715,200 or $0.52 per share compared to a net loss of $21,200 or $0.00 per share in fiscal 2005.

Liquidity and Capital Resources

As of December 31, 2006, current assets were $4,249,200 compared to current liabilities of $2,582,900 for a current ratio of approximately 1.6 to 1 compared to 3.3 to 1 as of December 31, 2005.

We had cash and cash equivalents of $369,900 and $223,400 as of December 31, 2006 and 2005, respectively, representing an increase of $146,500.

As of December 31, 2006, we had working capital of $1,666,300 as compared to $4,054,300 at December 31, 2005 representing a decrease of $2,388,000.

We had net cash flows provided by operations of $3,900 in fiscal 2006 compared to net cash flows used in operations of $868,100 in fiscal 2005, representing an increase of $872,000. Principal sources of liquidity from operating activities for the fiscal year 2006 were:

•	a decrease of $472,200 in accounts receivable due primarily improved collections,

•	a net reduction in investment securities of $340,800 due primarily to planned liquidation of securities

•	an increase in accounts payable $299,900 due primarily to the lengthening of payment terms with several of our vendors,

•	a decrease of $216,500 in inventory resulting from prudent inventory purchase practices,

•	a decrease in prepaid expenses of $212,000 due primarily to reductions in prepaid license fees and prepaid marketing and promotional materials, and

•	an increase in accrued expenses of $107,100 due primarily to an increase in accrued inventory.

The principal use of cash from operating activities for the fiscal year 2006 was the net loss of $2,715,200.

Principal sources of cash from investing and financing activities during fiscal 2006 were:

•	net proceeds from the exercise of common stock options and warrants of $26,500 related principally to public warrants issued in June 2004, and

•	borrowings under our line of credit of $275,500.

Principal uses of cash from investing and financing activities during fiscal 2006 were:

•	repayment of mortgage principal of $67,300

•	property and equipment acquisitions of $91,200, and

•	purchase of treasury stock for $900.

At December 31, 2006, we had $1,178,400 of borrowings under our line of credit (“the Revolver”), an increase of $275,500 from $902,900 as of December 31, 2005. Under the credit agreement for the Revolver, we are subject to financial covenants related to the maintenance of certain asset balances and financial ratios. We are not in compliance with all covenants as of December 31, 2006. The borrowing limit under the Revolver is $2,500,000. The eligible borrowing balance at December 31, 2006 was $2,500,000. Interest is payable monthly based on a variable rate equal to Prime rate (8.25% as of December 31, 2006) plus 150 basis points. The

Revolver was entered into in September 2005 and initially matured on August 30, 2006. The facility was extended through March 31, 2007. On March 22, 2007, the lender agreed to forebear from requiring payment of the facility until April 30, 2007. We are reviewing options with various financial institutions. At December 31, 2006 we were not in compliance with the debt service coverage covenant.

We extend credit to our customers, generally on terms that require payment within 30 days. Some customers participate in an accounts receivable extended payment terms program, pursuant to which payments for products are delayed for up to 120 days. We believe this is consistent with normal practices in the industry.

During 2006, we recorded depreciation and amortization of approximately $403,100 compared to $343,000 for fiscal 2005. The increase in depreciation and amortization is mainly attributable increased amortization of product development costs. In addition, we invested $91,200 and $204,800 in the acquisition of new property and equipment in 2006 and 2005, respectively.

Shareholders’ equity at December 31, 2006 decreased by $2,568,600 to $4,167,500 compared to $6,736,100 at December 31, 2005, due primarily to the 2006 net loss of $2,715,200.

Provided we renew, replace or extend our Revolver, we believe that currently available cash and cash equivalents, liquid investments, cash flows from operations and current credit facilities will be sufficient to fund our operations for at least the next 12 months. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed as well as future events that might have the effect of reducing our available cash balance (such as unexpected material operating losses or increased capital or other expenditures as well as increases in inventory or accounts receivable) or future events that may reduce or eliminate the availability of external financing resources. Our failure to comply with covenants in our credit agreements could result in significant negative consequences.

The following table summarizes our outstanding borrowings and long-term contractual obligations at December 31, 2006, and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period
Contractual Obligations	Total	On or prior to 12/31/07	January 1, 2008 to December 31, 2008	January 1, 2008 to December 31, 2010
Credit Facility	$1,178,400	$1,178,400	$—	$—
Mortgage	41,100	41,100	—	—
Total Contractual Cash Obligations	$1,219,500	$1,219,500	$—	$—

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

The following table sets forth selected unaudited quarterly statements of operations information for 2006 and 2005. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. During the last two years net losses occurred for the first six months when less than 45 percent of our sales are recognized. Losses continued in the second six months of 2006 as a result of the problems experienced throughout the year with the Jay Jay the Jet Plane and Curiosity Kits lines. Profitability in the second six months of 2005 improved as a result of moderate sales growth, tight controls on gross margins and operating costs. We expect that we will continue to incur losses during the first six months of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

Fiscal Year Ended December 31, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,635,700	$1,635,000	$2,056,100	$2,110,300	$7,437,100
Gross profit	787,500	822,800	932,800	650,200	3,193,300
Income (loss) from Operations	(633,900)	(786,700)	(305,700)	(902,200)	(2,628,500)
Net income (loss)	$(585,800)	$(799,300)	$(229,800)	$(1,100,300)	$(2,715,200)

Fiscal Year Ended December 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,955,600	$1,911,200	$2,581,800	$3,031,900	$9,480,500
Gross profit	1,087,000	1,065,100	1,317,100	1,542,500	5,011,700
Income (loss) from Operations	(29,700)	(61,100)	83,500	(11,000)	(18,300)
Net income (loss)	$(13,000)	$(78,000)	$111,500	$(41,700)	$(21,200)

Factors that May Affect Future Results and Market Price of Our Stock

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common shares could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-KSB.

Factors associated with our business

If we incur net losses, our ability to satisfy our cash requirements may be more difficult. We incurred net losses of approximately $2.7 million and $0.1 million in fiscal 2006 and fiscal 2005 respectively. If we fail to generate operating income and net income, we could have difficulty meeting our working capital requirements.

We have substantial cash requirements and may require additional sources of funds. Additional sources of funds may not be available or available on reasonable terms. We have substantial cash requirements in connection with our operations and debt service obligations. In addition, new product development, which is key to the success of our business, is cash intensive. If the cash we generate from our operations or from our other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds. Our revolving line of credit (the “Revolver”) expires and is due March 31, 2007. On March 22, 2007, the lender agreed to forebear from requiring payment of the Revolver until April 30, 2007. We are also looking at alternatives to replace the Revolver. We cannot assure you that we will be able to extend or replace the Revolver, or that additional sources of funds would be available or available on reasonable terms. If we do not extend or replace the Revolver, and generate sufficient amounts of capital to meet our cash requirements at the times and on the terms required by us, our business will be adversely affected.

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

There are specific risks associated with international sales. We have sold products to customers internationally in countries including the United Kingdom, Canada, Korea, Japan, Spain, Australia and New Zealand. We expect to augment our presence in international markets. Accordingly, our business, and our ability to expand our operations internationally, is subject to various risks inherent in international business activities. We may have difficulty in safeguarding our intellectual property in countries where intellectual property laws are not well developed or are poorly enforced. General economic conditions and political conditions of various countries may be subject to severe fluctuations at any time. Such fluctuations could hinder our performance under contracts in those countries or could hinder our ability to collect for product and services delivered in those countries. However, we generally sell to international customers under terms requiring letters of credit or payment in advance. Unexpected changes in foreign regulatory requirements could also make it difficult or too costly for us to conduct business internationally.

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

Factors associated with investing in us

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

The stock markets generally, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating performance of those companies. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Our officers and directors control a large percentage of outstanding stock and may be able to exercise significant control. Our current officers and directors beneficially own approximately 30% of our common stock on a fully diluted basis. As a result, current management will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

We depend on key personnel. Our success largely depends on a number of key employees. The loss of services of one or more of these employees could have a material adverse effect on our business. We are especially dependent upon the efforts and abilities of certain of our senior management, particularly Ronald S. Kaplan, our Chief Executive Officer and Richard Malagodi, our President. Currently, we do not maintain key man life insurance on Mr. Kaplan and Mr. Malagodi or any other executive officer. We believe that our future success will also depend, in part, upon our ability to attract, retain and motivate qualified personnel. We cannot assure you, however, that we will be successful in attracting and retaining such personnel.

We currently do not intend to pay cash dividends. We expect that we will retain a major portion of available earnings generated by our operations for the development and growth of our business.

The issuance of additional shares of common stock or the exercise of outstanding options and warrants will dilute the interests of our shareholders. As of March 23, 2007, we had 5,231,500 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 9,764,500 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders. Further, if all our outstanding options and warrants are exercised, we will have approximately 7,505,300 shares outstanding. Thus, the percentage of shares owned by all existing shareholders will be reduced proportionately as options and warrants are exercised. The table below summarizes our current outstanding common shares, options and warrants:

Common Shares, Options and Warrants		Number of Common Shares	Number of Common Shares underlying Options and Warrants	Total
Common shares issued as of March 23, 2007	issued	5,435,000	—	5,435,000
	less treasury shares	(203,500)	—	(203,500)
Options outstanding as of March 23, 2007	currently exercisable	—	227,000	227,000
	currently unexercisable	—	28,000	28,000
Warrants outstanding as of March 23, 2007 (all warrants are currently exercisable)	public warrants	—	6,902,600	6,902,605
TOTAL		5,231,500	7,157,600	12,389,100

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-17 and are incorporated herein by this reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2006. There have been no changes in our disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date management completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the names and ages of the executive officers and directors of our company as of March 23, 2007, their respective principal occupations or employment during the past five years, and the period during which each has served as a director our company.

Name	Age	Position
Ronald S. Kaplan	41	Chief Executive Officer/Chairperson of the Board/ Chief Financial Officer/Director
Richard Malagodi	47	President/Chief Operating Officer
Scott Runkel	59	Director
Dr. Barry Render	60	Director
Ann E. W. Stone	54	Director

Each member of the Board of Directors serves for a one-year term expiring at the 2007 annual meeting of shareholders. On November 1, 2005, Ronald S. Kaplan, our company’s Chief Executive Officer, was appointed as Chairperson of the Board to fill the vacancy created in that position by the resignation of Warren Kaplan. On March 17, 2006 Mr. Alan Stone (not related to Ann E. Stone) resigned from the Board of Directors. We accepted the resignations of, Lawrence Bernstein as President on July 31, 2006 and John Oliver as Chief Financial Officer and Secretary on September 8, 2006. Those positions were filled by Ronald Kaplan on an interim basis. All officers serve at the discretion of the Board of Directors.

Ronald S. Kaplan, Chairman, Chief Executive Officer, and Chief Financial Officer. Ronald Kaplan has served as a Director since 1991, our company’s Chief Executive Officer since 1996, Chairman since November 2005 and Chief Financial Officer since September 2006. He is the son of our company’s Founder, Judith Kaplan, and Warren Kaplan, who was the former Chairperson. Prior to becoming an executive officer of our company Mr. Kaplan’s professional experience includes retail store operations, wholesale sales, marketing, purchasing and service in the United States Army where he held a secret clearance level. Prior to becoming CEO he managed Logo America, an apparel and promotional products sales and manufacturing business. Mr. Kaplan’s experience also includes several corporate divestitures and acquisitions. Mr. Kaplan also serves on the Board of Trustees of the Orlando Science Center, and on the Board of Directors of the American Specialty Toy Retailers Association.

Richard Malagodi, President and Chief Operating Officer. Richard Malagodi has served as President and Chief Operating Officer since February 2007. Mr. Malagodi has been serving in a consulting capacity assisting us in our product development and operations since October 2006. Mr. Malagodi co-founded Opus Venture Group, LLC, a boutique venture fund that identifies, funds, and promotes products with brand potential for electronic retailers, such as QVC and HSN. From 2003 to 2006, he served as co-managing partner at Opus Venture Group. In 2003, he served as President of The Investor’s Studio/Big Idea Group. From 1999 to 2003, as part of a venture-backed turnaround, he served as president and chief executive officer in the revitalization of Kid Galaxy, Inc., a developer and marketer of toys. He co-founded International Golf Footwear, Ltd. where he served as Chief Executive officer from 1988 to 1999. He earned his B.S. in Mechanical Engineering from Northeastern University, Boston, Massachusetts.

Scott Runkel, Director. Scott Runkel, a member of the Board of Directors since 2002, is the Chief Financial Officer of Gencor Industries Inc. (GNCI.OB) a $60 million leading manufacturer of heavy machinery used for the production of highway construction materials, based in Orlando, Florida. Mr. Runkel has over 30 years experience as a financial executive. Previously Mr. Runkel was an Audit Partner and Director of Entrepreneurial Services at Ernst & Young. He was also a partner and co-founder of Curry & Runkel Financial Services, a firm specializing in financing and consulting for privately owned businesses. He received his B.A. degree in accounting from the University of Wisconsin-Oshkosh, and is a CPA. Mr. Runkel chairs our audit committee.

Ann E. W. Stone, Director. Ann E. W. Stone is the founder and president of The Stone Group, a nationally recognized and award-winning direct marketing business. She serves on the board of: The Washington Center (Women as Leaders) and the National Women’s History Museum, among others. She is also active in the National Association of Women Business Owners (NAWBO), Alexandria Society for the Preservation of Black Heritage, and the Animal Welfare League. A graduate of George Washington University, with a double major in history and communications, Ms. Stone did graduate work in corporate finance and management at the Wharton School of Business consortium. Ms. Stone chairs our nominating committee and serves on our audit committee.

Dr. Barry Render, Director. Dr. Render, a member of the Board of Directors since 2006 and holder of the first endowed chair at the Crummer School, is author of over 100 articles and 10 textbooks, including the widely adopted Operations Management (7th Ed.) and Quantitative Analysis for Management (8th Ed.). He has taught at George Washington University, George Mason University, Boston University, and the University of New Orleans, and was Senior Fullbright Scholar in the Kingdom of Nepal in 1982 and 1993. At George Mason, he held the G.M. Foundation Professorship and was chairman of the Department of Decision Sciences. He was named and AACSB Fellow in 1978 and has worked in the aerospace industry for McDonnell Douglas, G.E., and NASA. In 1996, Dr. Render was selected by Roosevelt University to receive the St. Clair Drake Award for Outstanding Scholarship. Dr. Render chairs our compensation committee and serves on our nominating and audit committees.

Audit Committee

The Board has a standing Audit Committee. The current members of the Audit Committee are Mr. Runkel, Dr. Render and Ms. Stone. Dr. Render was appointed to the Audit Committee on August 17, 2006. Each of Mr. Runkel , Dr. Render and Ms. Stone qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Each of Mr. Runkel, Dr. Render and Stone and Ms. Stone is an “independent director” under the rules of the Nasdaq Stock Market governing the qualifications of the members of audit committees. In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and that each of Mr. Runkel, Dr. Render and Ms. Stone has accounting and/or related financial management expertise as required under the rules of the Nasdaq Stock Market. Neither of Mr. Runkel, Dr. Render or Ms. Stone serve on the audit committees of any other public companies. The Audit Committee members do not participate in any meeting at which their compensation is evaluated.

On March 23, 2006, we received a Nasdaq Staff Deficiency Letter indicating that our company no longer complies with Nasdaq’s audit committee requirement as set forth in Marketplace Rule 4350. Consistent with Marketplace Rules 4350(d)(4) the company was provided a cure period until the earlier of our company’s next annual shareholders’ meeting or March 17, 2007. As of August 17, 2006 with the appointment of Dr. Render, we were in full compliance with Rule 4350(d)(2). Accordingly, Nasdaq issued a letter, dated September 26, 2006, stating that we regained compliance with Rule 4350(d)(2)

The Audit Committee operates under a written charter adopted by the Board of Directors and must review the appropriateness of its charter and perform a self-evaluation at least annually. The Audit Committee is charged with exercising the power and authority of the Board of Directors in the administration and review of (1) the quality and integrity of the company’s financial statements, (2) compliance by our company with regulatory requirements and (3) the selection, independence and performance of our company’s external and internal auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than ten percent of our company’s outstanding common shares to file with the Securities and Exchange Commission (the “SEC”) and Nasdaq initial reports of ownership and reports of changes in ownership of common shares. Such persons are required by the SEC regulations to furnish our company with copies of all such reports they file. To our knowledge, except as set forth in the following sentence, based solely on a review of the copies of such reports furnished to our company, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners were timely filed and current. On

August 18, 2006, Dr. Barry Render was granted stock options to acquire 10,000 shares of common stock, 5,000 shares of which are exercisable commencing February 18, 2007 and the remaining 5,000 shares are exercisable commencing August 18, 2007. The options expire August 18, 2011. The Form 4 was filed on January 31, 2007.

Code of Conduct

We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The text of the code is available upon request. Written requests should be addressed to Ronald Kaplan, Chief Financial Officer, Action Products International, Inc., 1101 North Keller Rd., Suite E, Orlando, Florida 32810, or telephone 407-481-8007.

Nominating Procedures

We made no changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the aggregate compensation paid to the company’s Chief Executive Officer (the “Principal Executive Officer”) and the two most highly compensated executive officers who were paid $100,000 or more during the 2006 fiscal year and the two most highly compensated non-executive officers who were paid $100,000 or more during the 2006 fiscal year (the “Named Executive Officers”). Except as set forth in the table below, no bonuses or other compensation was paid during the 2006 and 2005 fiscal years.

Name and Principal Position	Year	Salary ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Ronald S. Kaplan Chief Executive Officer (Principal Executive Officer) (1)	2006 2005	$ $	145,100 130,000	$ $	— —	$ $	— 10,300	$ $	145,100 140,300

John R. Oliver Chief Financial Officer and Secretary (Principal Financial Officer) (2)	2006 2005	$ $	100,500 61,100	$ $	41,900 31,400	$ $	— —	$ $	142,900 92,500

Lawrence Bernstein President (3)	2006 2005	$ $	90,400 11,500	$ $	23,700 23,700	$ $	— —	$ $	114,100 35,200

Warren Kaplan Chairperson (4)	2006 2005	$ $	— —	$ $	— —	$ $	143,200 117,800	$ $	143,200 117,800

(1)	Mr. Ron Kaplan’s All Other Compensation includes value of use of automobile and payout of earned unused vacation.

(2)	Mr. Oliver resigned as Chief Financial Officer and Secretary in September 2006.

(3)	Mr. Bernstein resigned as President in July 2006.

(4)	Mr. Warren Kaplan served as Chairperson from 2002 through November 2005. Mr. Warren Kaplan’s All Other Compensation includes consulting, financing and investment advisory fees. The $143,200 reflected in the summary compensation table includes $101,300 paid to Ronel Management Company, wholly-owned by Warren Kaplan and Judith Kaplan, founder and former Board member, for consulting, financing and investment advisory services.

Equity Awards

Stock Option Plan. To increase the officers, key employees and consultants interest in our company and to align their interests more closely with the interests of our company’s shareholders, the Board of Directors adopted a stock option plan called the “1996 Stock Option Plan” (the “Plan”) on May 28, 1996, as amended as of April 27, 2004 and March 2, 2005. The Plan as originally adopted and as amended as of April 27, 2004 was subsequently ratified by a majority vote of our company’s shareholders.

Under the Plan, our company has reserved an aggregate of 1,400,000 common shares for issuance pursuant to options granted under the Plan. Plan Options are either (1) options qualifying as incentive stock options or (2) options that do not qualify - non-qualified options. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee but shall in no event be less than 75% of the fair market value of the underlying shares on the date of the grant. As of December 31, 2006, there were 30,000 incentive options and 225,000 non-qualified options existing under the plan.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth the outstanding equity awards at December 31, 2006 for the Named Executive Officers in the Summary Compensation Table:

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ronald S. Kaplan	—	—	$—	—
John R. Oliver	—	—	$—	—
Lawrence Bernstein	—	—	$—	—
Warren Kaplan	100,000		$3.00	11/22/2008

Overview of Executive Compensation

We do not have an employment agreement with any of the executive officers named in the Summary Compensation Table. Employment may terminate at any time without severance. All are entitled to the standard benefits available to all employees and have executed our company’s nondisclosure and noncompete agreement, which all of our employees are obligated to sign, that provides that each employee will not compete with us during their employment and to always keep confidential our trade secrets and other confidential information.

Ronald Kaplan, our Chief Executive Officer and Chief Financial Officer, receives an annual base salary of $160,000 plus the value of the use of an automobile and the payout of unused vacation.

John R. Oliver, our Chief Financial Officer from June, 2005 through September 2006, received an annual salary of $137,500. Mr. Oliver also received 150,000 options that vested over five years which expired unexercised upon termination of employment in September, 2006.

Lawrence Bernstein, our President from November, 2005 through July, 2006, received an annual salary of $125,000. Mr. Bernstein also received 250,000 options that vested over five years which expired unexercised upon termination of employment in July, 2006.

Richard Malagodi was appointed as our President and Chief Operating Officer in February, 2007. Mr. Malagodi is responsible for the management and operation of our toy and craft business. We do not have a written employment agreement with Mr. Malagodi. Mr. Malagodi receives an annual base salary of $150,000.

In addition to the above-named executive officers, we paid $41,900 to Warren Kaplan, Chairperson of our Board through November 2005, and $101,300 to Ronel Management Company, wholly-owned by Warren Kaplan and Judith Kaplan, founder and former Board member, for consulting, financing, and investment advisory services both of which are reflected in the compensation table for Mr. Warren Kaplan. In August 2003, Mr. Warren Kaplan received 100,000 employee stock options expiring in November 2008.

Compensation of Directors

Directors who are full-time employees of our company receive no additional compensation for services rendered as members of our company’s Board or any committee thereof. Outside Independent Directors of our company receive $1,500 per year, and our Audit Committee Chair receives $3,000 per year. Non-employee Directors receive meeting fees of $500 for each Board meeting attended in person, and $250 for each Board meeting attended telephonically. In addition, from time to time our company may grant incentive stock options with an exercise price greater than the market value of the underlying stock to the directors for services rendered while serving on the Board. In the past, outside directors have been granted 10,000 shares under the Stock Option Plan for each year of service on the Board at an exercise price above the market value of the shares as listed at the time of the grant.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Scott Runkel	$6,200	$15,000	$21,200
Ann E. W. Stone	$3,500	$14,500	$18,000
Dr. Barry Render	$1,500	$3,500	$5,000

(1)	Option awards outstanding at December 31, 2006 were 45,000 for Mr. Runkel, 20,000 for Ms. Stone and 10,000 for Dr. Render.

Other

401(k) Plan. Effective October 3, 1986 our company adopted a Voluntary 401(k) Plan. All employees are eligible for the plan. Previously, employees who had worked for our company for 18 months were currently eligible for a 34% match of their subsequent contributions; however, the match policy was suspended January 1, 2003. Benefits are determined annually. The lowest 66% of paid employees may contribute the lesser of 15% of their salary or the applicable maximum allowed by the Internal Revenue Code. The top 1/3 of employees cannot contribute a percentage greater than 15% of their compensation or 150% of the average contribution of the lowest 66% of paid employees to the applicable maximum allowed by the Internal Revenue Code. Employer contributions vest within three months and all contributions are held in individual employee accounts with an outside financial institution. Our company shares have never been allowed to be invested in the 401(k) plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	255,000	$3.22	578,800
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	255,000	$3.22	578,800

These securities described in this table were granted solely under our company’s Amended and Restated 1996 Stock Option Plan. See “Stock Option Plan” above.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the number of common shares beneficially owned by (i) each director of our company, (ii) the Named Executive Officers in the Summary Compensation Table, (iii) all directors and officers as a group and (iv) each shareholder known by our company to be a beneficial owner of more than 5% of the company’s common shares as of March 23, 2007. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 1101 North Keller Road, Suite F, Orlando, Florida 32810. As of March 23, 2007, there were issued and outstanding 5,231,500 common shares.

Table of Beneficial Ownership

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Ronald S. Kaplan	2,625,248	(1)	39.7%
Judith Kaplan	2,059,710	(2)(3)	31.2%
Warren Kaplan	1,822,568	(3)(4)	27.6%
Financial & Investment	943,500	(5)	18.05%
Management Group, Ltd.
111 Cass St.
Traverse City, MI 49684
Scott Runkel	55,000	(6)	<1%
Ann E.W. Stone	20,000	(7)	<1%
Dr. Barry Render	20,000	(8)	<1%
Richard S. Malagodi	5,000	(9)	<1%
All Directors and Executive Officers as a Group	5,684,138	(10)	63.1%

(1)	Includes exercisable warrants to purchase 368,416 shares at $2.00 per share and includes exercisable warrants to purchase 1,128,416 at $3.25 per share until January 31,2008 and $3.75 from February 1, 2008 until December 31, 2010.

(2)	Includes 464,634 shares owned individually and immediately exercisable options to purchase 50,000 shares at $3.00 per share. Also includes exercisable warrants to purchase 616,688 shares at $2.00 per share and includes exercisable warrants to purchase 469,634 at $3.25 per share until January 31, 2008 and $3.75 from February 1, 2008 until December 31, 2010. Ms. Kaplan disclaims beneficial ownership in all 458,754 of her husband’s shares.

(3)	Ms. Kaplan and Mr. Warren Kaplan disclaim beneficial ownership in all 65,566 of their adult daughter Elissa Paykin’s shares and exercisable warrants to purchase 167,566 shares at $3.25 per share until January 31, 2008 and $3.75 from February 1, 2008 until December 31, 2010 which are not included.

(4)	Includes 458,754 shares owned individually and immediately exercisable options to purchase 100,000 shares at $3.00 per share. Also includes exercisable warrants to purchase 327,426 shares at $2.00 per share and includes exercisable warrants to purchase 471,754 shares at $3.25 per share until January 31, 2008 and $3.75 from February 1, 2008 until December 31, 2010. Mr. Warren Kaplan disclaims beneficial ownership in all 464,634 of his wife’s shares.

(5)	According to a Schedule 13G filed February 7, 2007, Financial & Investment Management Group, Ltd (“FIMG”) is a registered investment advisor managing individual client accounts, the common shares owned by FIMG are held in accounts owned by the clients of FIMG, and FIMG disclaims beneficial ownership of such common shares.

(6)	Includes immediately exercisable options to purchase 5,000 shares at $1.88 per share, exercisable options to purchase 5,000 shares at $2.35 per share, exercisable options to purchase 10,000 shares at $3.04 per share, exercisable options to purchase 10,000 shares at $3.33 per share, exercisable options to purchase 10,000 shares at $4.38 per share, exercisable warrants to purchase 5,000 shares at $2.00 per share and exercisable warrants to purchase 5,000 shares at $3.25 per share until January 31, 2008 and $3.75 from February 1, 2008 until December 31, 2010. Excludes currently unexercisable options to purchase 5,000 shares at $2.35 per share.

(7)	Includes immediately exercisable options to purchase 10,000 shares at $3.50 per share and exercisable options to purchase 10,000 shares at $4.38 per share.

(8)	Includes 15,000 shares owned individually and immediately exercisable options to purchase 5,000 shares at $1.75 per share. Excludes currently unexercisable options to purchase 5,000 shares at $1.75 per share.

(9)	Includes 5,000 shares owned individually.

(10)	Includes immediately exercisable options to purchase 215,000 shares and exercisable warrants to purchase 3,392,334 shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:

During 2006 we paid $41,900 to Warren Kaplan and $101,300 to Ronel Management Company, wholly-owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting , financing and investment advisory services both of which are reflected in the compensation table for Mr. Warren Kaplan. During 2005 we paid $40,600 to Warren Kaplan and $77,200 in 2005 to Ronel Management Company, wholly-owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting , financing and investment advisory services both of which are reflected in the compensation table for Mr. Warren Kaplan.

For information on our Board of Director’s independence, see Item 9 above.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Description
3.1	Amended Articles of Incorporation (1)

3.2	Amended Bylaws (1)

10.1	Incentive Stock Option Plan (2)

10.2	401(k) Plan (3)

10.3	1996 Stock Option Plan (4)

10.4	License Agreement dated December 17, 2001, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (5)

10.6	Warrant Agreement by and between our company and Registrar & Transfer Company dated as of June 12, 2003 (7)

10.9	Asset Purchase Agreement dated as of April 5, 2004, by and between Action Products International, Inc., Curiosity Kits, Inc. and Brighter Vision Holdings, Inc. (10)

10.12	License Agreement dated January 26, 2005, by and between Action Products International, Inc. and Taffy Entertainment, LLC (12)

10.13	Loan Agreement by and between AmSouth Bank and Action Products International, Inc. dated September 6, 2005 (14)

10.14	Asset Purchase Agreement dated as of September 23, 2005, by and between Action Products International, Inc. and I Made That, Inc. (15)

10.15	License Agreement dated January 31, 2006, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (16)

10.16	Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated June 16, 2006 (17)

10.17	First Amendment to the Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated July 31, 2006 (18)

10.18	Warrant Solicitation Agreement by and between Action Products International, Inc. and Brookstreet Securities Corporation dated August 1, 2006 (19)

10.19	Second Amendment to the Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated January 31, 2007 (20)

10.20	Letter Agreement dated March 22, 2007 by and between Regions bank (as successor by merger to AmSouth Bank) and Action Products International, Inc.*

17.1	Resignation letter of Mr. Alan Stone as a Director (21)

21.1	List of Subsidiaries*

23.1	Consent of Moore Stephens Lovelace, P.A.*

31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*

32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*

99.1	Notice of Nasdaq Staff Deficiency Letter (22)

*	Filed herewith

(1)	Incorporated by reference to our Definitive Proxy Statement, filed April 29, 2004, File No. 0-13118.

(2)	Incorporated by reference to our Registration Statement on Form S-18, filed September 27, 1984, File No. 002-93512-A.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed August 17, 1987, File No. 0-13118.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, File No. 0-13118.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 26, 2003.

(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed on July 25, 2003.

(7)	Incorporated by reference to our Registration Statement on Form S-3, filed May 29, 2003, File No. 333-106713.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2004.

(11)	Incorporated by reference to our Registration Statement on Form S-3, filed December 3, 2004, File No. 333-120970.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on February 23, 2005.

(13)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, File No. 0-13118.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2005

(15)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal year ended September 30, 2005, filed on November 1, 2005.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on January 31, 2006.

(17)	Incorporated by reference to our Registration Statement on Form S-3, filed on June 16, 2006, File No. 333-135078.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on August 24, 2006.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on February 9, 2007.

(21)	Incorporated by reference to our Current Report on Form 8-K filed on March 21, 2006.

(22)	Incorporated by reference to our Current Report on Form 8-K filed on March 29, 2006.

Reports on Form 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Lovelace, P.A., acted as the principal accountants for our company for the fiscal year most recently completed. We paid the following fees to its auditor during 2006 and 2005:

Year Ending	Audit Fees(1)	Audit- Related Fees	Percentage of Audit-Related Services Approved by the Audit Committee	Tax Fees(2)	Percentage of Tax Services Approved by the Audit Committee	All Other Fees(3)	Percentage of All Other Services Approved by the Audit Committee
2006	$76,000	$0	N/A	$12,800	100%	$5,000	100%
2005	$53,500	$0	N/A	$13,800	100%	$500	100%

(1)	Audit Fees consist of fees for professional services rendered for the audit of our company’s annual financial statements and a review of the interim financial statements included in the quarterly reports and services normally provided by Moore Stephens Lovelace, P.A.

(2)	Tax Fees consists of fees for professional services rendered in preparing the federal and state tax returns, and for providing tax compliance, tax advice and tax planning assistance.

(3)	All Other Fees consist of fees for professional services rendered for research, consultation and review the Form S-3 filing.

Audit Committee’s Pre-approval Policy and Procedures

The Audit Committee of the Board of Directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our company’s independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the Audit Committee approves the service in advance or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. Pre-approval of audit services shall not be delegated to management, but may be delegated to one or more independent members of the Committee so long as that member or members report their decisions to the Committee at all regularly scheduled meetings. Pre-approval of non-audit services with an expected cost of less than $15,000 individually and in the aggregate may be delegated to management. During 2006, no services were provided to the company by Moore Stephens Lovelace, P.A. or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

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

Date: April 2, 2007

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RONALD S. KAPLAN Ronald S. Kaplan	Chairperson of the Board and Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal accounting officer)	April 02, 2007

/s/ SCOTT RUNKEL Scott Runkel	Director	April 02, 2007

/s/ ANN E. W. STONE Ann E. W. Stone	Director	April 02, 2007

/s/ BARRY RENDER Dr. Barry Render	Director	April 02, 2007

Action Products International, Inc. And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006 and 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Action Products International, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheet of Action Products International, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Action Products International, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Moore Stephens Lovelace, P.A. Certified Public Accountants

Orlando, Florida

March 29, 2007

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$369,900
Investment securities	157,000
Accounts receivable, net of an allowance for doubtful accounts of $160,100	1,913,800
Inventories, net	1,545,300
Prepaid expenses and other assets	263,200

TOTAL CURRENT ASSETS	4,249,200

PROPERTY, PLANT AND EQUIPMENT	3,584,000
Less accumulated depreciation and amortization	(2,584,300)

NET PROPERTY, PLANT AND EQUIPMENT	999,700
GOODWILL	1,405,300
OTHER ASSETS	96,200

TOTAL ASSETS	$6,750,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$469,200
Accrued expenses, payroll and related expenses	830,600
Current portion of mortgage payable	41,100
Borrowings under line of credit	1,178,400
Other current liabilities	63,600

TOTAL CURRENT LIABILITIES	2,582,900

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock—10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock—$.001 par value; 15,000,000 authorized; 5,435,000 shares issued	5,400
Treasury stock—203,500 shares, at par	(200)
Additional paid-in capital	8,958,800
Unearned compensation cost	(18,100)
Accumulated Deficit	(4,778,400)

TOTAL SHAREHOLDERS’ EQUITY	4,167,500

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,750,400

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
NET SALES	$7,437,100	$9,480,500
COST OF SALES	4,243,800	4,468,800

GROSS PROFIT	3,193,300	5,011,700
OPERATING EXPENSES
Selling	2,631,200	2,363,300
General and administrative	3,190,600	2,666,700

TOTAL OPERATING EXPENSES	5,821,800	5,030,000
LOSS FROM OPERATIONS	(2,628,500)	(18,300)
OTHER INCOME (EXPENSE)
Interest expense	(62,900)	(76,500)
Other	(23,800)	73,600

TOTAL OTHER INCOME (EXPENSE)	(86,700)	(2,900)
LOSS BEFORE BENEFIT FROM INCOME TAXES	(2,715,200)	(21,200)
BENEFIT FROM INCOME TAXES	—	—

NET LOSS	$(2,715,200)	$(21,200)

LOSS PER SHARE
Basic & Diluted	$(0.52)	$(0.0)

Weighted average number of common shares outstanding:
Basic & Diluted	5,214,500	4,989,700

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock $.001 Par Value		Additional Paid-In Capital	Unearned Compensation Cost	(Accumulated Deficit)	Total Shareholders’ Equity
	Outstanding Shares	Amount
BALANCE—JANUARY 1, 2005	4,568,800	$4,500	$7,154,100	$—	$(2,042,000)	$5,116,600
TREASURY STOCK	(23,300)	—	(64,500)	—	—	(64,500)
(Repurchase of Common Shares)
ISSUANCE OF COMMON SHARES	651,700	700	1,704,500	—	—	1,705,200
NET LOSS	—	—	—	—	(21,200)	(21,200)

BALANCE—DECEMBER 31, 2005	5,197,200	5,200	8,794,100	—	(2,063,200)	6,736,100
TREASURY STOCK, at par (Repurchase of Common Shares)	(500)	—	(900)	—	—	(900)
ISSUANCE OF COMMON SHARES	34,800	—	26,500	—	—	26,500
SHARE BASED COMPENSATION (net of cancellations)	—	—	139,100	(18,100)	—	121,000
NET LOSS	—	—	—	—	(2,715,200)	(2,715,200)

BALANCE—DECEMBER 31, 2006	5,231,500	$5,200	$8,958,800	$(18,100)	$(4,778,400)	$(4,167,500)

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,715,200)	$(21,200)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation	291,600	271,200
Amortization	111,500	71,800
Unrealized (gains) losses on investment securities	(60,600)	26,800
Amortization of share-based compensation expense	121,000	—
Provision for bad debts	367,100	130,200
Provision for inventory reserve	330,000	28,100
Changes in:
Accounts receivable	472,200	(375,600)
Investment securities	340,800	(324,100)
Inventories	216,500	(572,800)
Prepaid expenses	212,000	(193,600)
Other assets	(65,000)	(116,500)
Accounts payable	299,900	81,400
Accrued expenses	107,100	151,200
Deferred revenue	(25,000)	(25,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,900	(868,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	—	(23,300)
Acquisition of property, plant and equipment	(91,200)	(204,800)

NET CASH USED IN INVESTING ACTIVITIES	(91,200)	(228,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(900)	(64,500)
Net proceeds from common stock options and warrants exercises	26,500	1,695,300
Repayment of mortgage principal	(67,300)	(366,800)
Net change in borrowings under line of credit	275,500	(840,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	233,800	424,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	146,500	(672,200)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	223,400	895,600

CASH AND CASH EQUIVALENTS AT END OF YEAR	$369,900	$223,400

Supplemental disclosures—cash paid for:
Interest	$50,800	$76,300
Income Taxes	—	—

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006 and 2005

NOTE 1—NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company was originally founded in 1977 as a distributor of select consumer products to primarily museum gift shops in the United States. New management assumed the helm in 1997, divested non-core assets and introduced Space Voyagers® the Company’s first proprietary toy brand, thus launching Action Products’ new business focus. In October 2000, the successful I DIG® brand was acquired, followed by the acquisition of the JAY JAY THE JET PLANE™ license in December 2001 from Porchlight Entertainment and joined by the acquisition of Curiosity Kits® in April 2004. The three new brands generated approximately $5.4 million of the Company’s 2006 net sales of $7.4 million.

The accompanying consolidated financial statements include the results of operations of Action Products International, Inc. and its wholly owned foreign subsidiary, Action Products Canada, Ltd., for the years ended December 31, 2006 and 2005. In January 2005, Action Products Canada, Ltd. was dissolved.

All significant intercompany transactions have been eliminated.

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

Operations

The Company incurred significant losses in the current year and it is currently in the process of evaluating and negotiating a new borrowing arrangement to replace its existing line of credit agreement that expires April 30, 2007. In effort to eliminate these losses, the Company has recently changed certain key members of management, has focused efforts on reducing overhead and operational costs, and is evaluating its product lines for proper margin contributions. Management believes that it will be successful in its plans to return the Company to profitability and in its efforts to replace its existing line of credit agreement; accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations or if it were unsuccessful in obtaining an adequate borrowing arrangement.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

Cash and Cash Equivalents

For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Included in trading liabilities are options that the Company has sold but did not own and therefore is obligated to purchase at a future date (“short positions”). Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification. and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in market value of investment holdings during the period. At December 31, 2006 marketable securities consisted of $157,000 in investment securities and $36,000 in options sold short.

	Value At December 31, 2006	Cumulative Unrealized Gain(Loss) At December 31, 2006
Equity Securities	$157,000	$(24,300)
Short Positions	$(36,000)	$1,300

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

Inventories

Inventories, which primarily consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market. Based upon a consideration of quantities on hand, actual and anticipated sales volume, anticipated product selling price and product lines planned to be discontinued; slow-moving and obsolete inventory is written down to its estimated net realizable value. The inventory valuation allowance at December 31, 2006 was $355,800.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

It is the Company’s policy to capitalize shipping costs from our vendors as inventory. Along with these freight costs may be insurance and other costs relating to getting the inventory to the warehouse or the customer if drop shipped. The Company records freight-out as a selling expense. Freight-out expense approximated $509,000 and $475,000 for the years ended December 31, 2006 and 2005, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Building	40 Years
Furniture, fixtures and equipment	3 - 10 Years

Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter.

Property, plant and equipment consists of the following at December 31, 2006:

Land	$67,400
Building improvements	1,053,500
Equipment	2,243,500
Furniture and fixtures	219,600

$3,584,000

Goodwill

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and is tested at least annually for impairment. Management believes, based on the testing performed during 2006, that goodwill of $1,405,300 is not impaired at December 31, 2006.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at December 31, 2006:

Insurance premiums	$54,200
Trade show deposits	109,500
Service & software maintenance fees	26,900
Marketing and promotional materials	20,400
Other	52,200

$263,200

Other assets classified as long-term consist primarily of costs associated with certain product development, patent and trademark costs. These assets are amortized on a straight-line basis over their useful lives, as follows:

		Net Book Value At December 31, 2006
Product development costs	2 Years	$51,000
Patents and trademarks	15 Years	18,000
Other	2 – 5 Years	27,200

		$96,200

The gross carrying amount and accumulated amortization of product development costs at December 31, 2006 are $66,500 and $15,500, respectively. Related amortization expense for 2006 and 2005 was $84,400 and 47,500, respectively.

The gross carrying amount and accumulated amortization of patents and trademarks at December 31, 2006 are $65,700 and $47,700, respectively. Related amortization expense for 2006 and 2005 was $27,100 and $24,300 respectively.

In 2007 and future years amortization of product development and other intangible assets would be as follows:

	December 31,
	2007	2008	2009	2010	2011	Thereafter
Amortization of product development and other intangible assets	$43,500	$26,300	$4,800	$4,300	$4,300	$13,000

In the event a product is discontinued and the associated costs are not fully amortized, the unamortized portion is charged to expense at the time the product is discontinued.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

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

Deferred Revenue

In December 1997, the Company entered into an agreement with the purchaser of certain of the Company’s assets associated with its snack food product line. The agreement provided for, among other things, the Company to receive compensation of $250,000 in exchange for ceasing its activities related to the manufacture and sale of freeze-dried snack foods for a period of ten years. The Company recorded the $250,000 in compensation as deferred revenue at December 31, 1997 and is amortizing this amount into income using the straight-line method over the terms specified in the agreement. As of December 31, 2006, deferred revenue related to this agreement was $25,000.

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

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

Common share equivalents were not considered in the diluted earnings per share calculation for 2006 and 2005 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 2006 and 2005 were calculated based on approximately 5,214,500 and 4,989,700, respectively, weighted average common shares outstanding during the year.

Common share equivalents excluded from the diluted earnings per share computations due to their antidilutive nature approximated 7,157,600 and 6,650,900 for the years ended December 31, 2006 and 2005, respectively.

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

Credit Risk and Fair Value of Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk at December 31, 2006, include trade receivables, $325,400 of cash deposited in a brokerage account and a money market mutual fund and $157,000 in investment securities.

The money market fund is not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds.

The Company has a diversified customer base including some of the major toy retailers in the U.S. and Canada. Ten large customers accounted for slightly less than 34% and 36% of net sales in 2006 and 2005, respectively. The largest single customer accounted for slightly less than 11% and 13% of total net sales for the same periods, respectively.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company’s large number of customers, their geographical dispersion and credit management policies. As of December 31, 2006, approximately 18% of the Company’s accounts receivable was due from one customer.

During 2006 and 2005 our largest single manufacturer supplied 10% and 9% respectively, of our products and our top three manufacturers combined supplied a total of 25% and 24% respectively. We believe that other manufacturers are available to us should any of our significant manufacturers, including our largest manufacturer, be unable or unwilling to continue to manufacture our products for us.

Based on our net sales in 2006, major retailers and international distributors took title to approximately 11% of our products directly from our manufacturing facilities in Asia. However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and our retailers and distributors throughout the U.S. and Canada.

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

In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. I23(R) to the first period of the first fiscal year beginning after June 15, 2005. The Company was required to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company adopted SFAS No. I23(R) using the modified-prospective method.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

Prior to 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Had we adopted SFAS No. 123(r) in prior periods, the impact of the standards would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (see Note 6).

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that this Interpretation will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurement. However, this Statement does not require any new fair value measurements. This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a material impact on the financial position, results of operations or cash flows of the Company.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met.

SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company is currently evaluating the potential impact of adopting this standard.

NOTE 2—MORTGAGE PAYABLE

In November 1998, the Company borrowed $750,000 in the form of a mortgage payable, collateralized by its warehouse facility in Ocala, Florida. The mortgage bears interest at 7.5% per annum and is due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. The Company has prepaid $315,100 of the principal balance as of December 31, 2006. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintains a minimum working capital and net worth, debt service coverage and a maximum debt to net worth ratio. At December 31, 2006, the Company was in compliance with all covenants. The outstanding principal balance due on the mortgage payable at December 31, 2006, was $41,100 and current.

Maturities on mortgage obligation are approximately as follows:

Year Ending December 31,	Amount
2007	41,100

$41,100

Cash paid for interest on the mortgage payable during the years ended December 31, 2006 and 2005, approximated $6,000 and $21,300, respectively. Cash paid for interest on all borrowing arrangements and lease obligations was $50,800 and $76,300 in 2006 and 2005, respectively.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

NOTE 3—CREDIT LINE

The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable monthly based on a variable rate equal to the Prime rate (Prime rate was 8.25% at December 31, 2006) plus 150 basis points. The agreement also requires, among other things, that the Company maintain certain financial ratios measured on an annual basis. The original term of the agreement expired August 30, 2006. The Company received an extension through March 31, 2007 and is reviewing options with various financial institutions. On March 22, 2007, the Company received an additional extension through April 30, 2007. At December 31, 2006 the Company was not in compliance with the debt service coverage covenant. If losses continue, the Company will be in breach of one or more of these covenants at the renewal time on March 31, 2007. At December 31, 2006, the Company had $1,178,400 of borrowings outstanding under the line of credit.

NOTE 4—INCOME TAXES

There was no benefit for income taxes recorded in the financial statements for either of the years ended December 31, 2006 and 2005.

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2006, are approximately as follows:

Deferred Tax Liabilities
Amortization of goodwill	$(81,100)
Unrealized gain on investments	(22,800)

Gross deferred tax liabilities	(103,900)
Deferred Tax Assets
Bad debt allowance	31,500
Inventory reserves	70,000
Property and equipment depreciation	26,900
Deferred stock based compensation	23,800
Federal net operating loss carryforward	677,900
State net operating loss carryforward	276,500

Gross deferred tax assets	1,106,600
Valuation allowance	(1,002,700)

Net deferred tax assets	103,900

Net deferred taxes	$—

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

During 2006, the deferred tax asset valuation allowance increased by $548,000.

The Company has federal net operating loss carryforwards of approximately $4,219,000 that expire beginning in 2017 and a state net operating loss carryforward of approximately $4,727,000 that has no expiration date.

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:

	2006	2005
Federal provision (benefit) expected at statutory rates	(34.0%)	(34.0%)
State income taxes, net of federal income tax benefit	(3.3%)	(3.3%)
Non-deductible expenses, effect of graduated rates and other rates and other	37.3	37.3

Benefit from income taxes	$—	$—

No income taxes were paid during the years ended December 31, 2006 and 2005.

NOTE 5—INTERNATIONAL SALES

International sales, including Canada, amounted to $480,400 and $730,000 in 2006 and 2005, respectively.

NOTE 6—SHAREHOLDERS’ EQUITY

Share Based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its graded vesting employee stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at January 1, 2006 and all grants made on or after January 1, 2006 will be included in the Company’s determination of stock-based compensation expense over the remaining vesting period of the underlying options. In accordance with the modified prospective method, the Company has not restated its operating results for the year ended December 31, 2005 to reflect charges for the fair value of stock-based arrangements.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

As a result of adopting SFAS 123R, on January 1, 2006, the Company recorded approximately $914,800 unearned compensation cost related to previously issued stock options to its employees.

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On December 31, 2006 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $121,000 for the twelve months ended December 31, 2006. No tax benefit was recognized related to share-based compensation expense since we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented.

As of December 31, 2006 there was $18,100 of total unrecognized compensation cost related to share based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1 year.

Prior to January 1, 2006, Financial Accounting Standards Board pronouncement FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) required that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company elected the “pro-forma, disclosure only” option permitted under FAS 123, instead of recording a charge to operations, as shown below:

		2005
Net (Loss)	As reported	$(21,200)
	Pro forma	$(147,900)

(Loss) per share	Basic & Diluted
	As reported	$(0.00)
	Pro forma	$(0.03)

The weighted average fair value of options granted during 2006 was $1.03 per option.

The Company’s weighted-average assumptions used in the pricing model and resulting fair values were as follows:

	2006	2005
Risk-free rate	5.0%	3.1%
Expected option life (in years)	4.9	6.5
Expected stock price volatility	78%	80%
Dividend yield	0.0%	0.0%
Weighted average grant date value	$1.84	$1.95

On May 28, 1996, the Company’s Board of Directors adopted the “1996 Stock Option Plan” (the “SOP”). Under the SOP, the Company has reserved an aggregate of 1,400,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 2006 and 2005, a total of 20,000 and 470,000 options, respectively, were issued under the SOP at a weighted average exercise price of $2.05 and $3.10 per share, respectively. The estimated fair value of the options issued in 2006 was $20,600.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

There was an aggregate of 255,000 stock options outstanding at December 31, 2006. The options expire as follows: 31,000 in 2007; 171,000 in 2008; 8,000 in 2009; 25,000 in 2010 and 20,000 in 2011. In the event of a change in the Company’s control, the options may not be callable by the Company. The following table summarizes the aggregate stock option activity for the years ended December 31, 2006 and 2005:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2004	366,700	$3.39
Grants	470,000	$3.10
Exercises	(7,000)	$2.43
Cancellations	(89,000)	$2.94

Outstanding at December 31, 2005	740,700	$3.33
Grants	20,000	$2.05
Exercises	—	$—
Cancellations	(505,700)	$3.33

Outstanding at December 31, 2006	255,000	$3.22

Shares exercisable at December 31, 2006	227,000	$3.28

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2006 is $0.0.

The following tables summarize information about options outstanding at December 31, 2006:

	Total Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25 - $2.00	15,000	3.3	$1.79
$2.01 - $3.00	175,000	2.1	$2.96
$3.01 - $4.00	30,000	2.8	$3.29
$4.01 - $5.00	23,000	0.2	$4.42
$5.01 - $6.00	6,000	0.8	$5.75
$6.01 - $6.75	6,000	1.8	$6.75

	255,000	2.1	$3.22

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

	Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.25 - $2.00	5,000	0.2	$1.88
$2.01 - $3.00	160,000	1.7	$3.00
$3.01 - $4.00	30,000	2.8	$3.29
$4.01 - $5.00	23,000	0.2	$4.42
$5.01 - $6.00	6,000	0.8	$5.75
$6.01 - $6.75	3,000	0.7	$5.75

	227,000	1.6	$3.28

On April 24, 2003 the Company announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of December 31, 2006 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

On October 29, 2004 the Company announced a warrant distribution to all shareholders of record as of January 7, 2005. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitled the holder to purchase common stock at exercise prices of $3.00 and $3.50 per share and expired January 6, 2006. As of the expiration date, a total of 4,636,900 warrants had been issued and 466,800 had been exercised.

On October 28, 2005 the Company announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 31, 2007, the Company’s Board of Directors extended the expiration dates of the warrants from January 31, 2007 to January 31, 2008 at $3.25 per share and from February 1, 2008 to December 31, 2010 at $3.75 per share. Approximately 5,197,200 warrants were distributed upon effectiveness of a registration statement filed on July 20, 2006 and remain outstanding as at December 31, 2006.

Preferred Stock

The Company’s articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Company has issued no shares of preferred stock.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

Treasury Stock

Treasury stock is reflected at par value, and consists of 203,500 shares of common stock at December 31, 2005.

NOTE 7—EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Employee Benefit Plan (the “Plan”), which covers substantially all employees. Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company’s Board of Directors. The employer-matching component of the plan was suspended as of January 1, 2004.

NOTE 8—OTHER COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2005, the Company entered into a noncancellable operating lease for office space, which expired on July 12, 2006. The Company extended the term through July 12, 2007 at which time it expects to renew the lease for at least one year at the same rate. In April 2006, we entered into a one year lease for 15,200 square foot of temporary storage in Ocala primarily for bulky Curiosity Kits product. During 2006 and 2005, $200,900 and $116,400, respectively, were charged to operations for rent expense related to operating leases. Future minimum operating lease payments approximate $119,100 and $75,800 for 2007 and 2008, respectively

Legal and Regulatory Proceedings

The Company is engaged in various legal proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed by management to be material risk to the Company’s financial condition.

In November 2006, a final judgment was entered in the Circuit Court of the Eighth Judicial District in Alachua county, Florida, in the amount of $5.1 million (bearing annual interest at 9%) in a civil lawsuit against Kid Galaxy, Inc of Manchester, NH, and its parent company Lung Cheong International Holdings Ltd., and Timothy L. Young. The defendant has filed notice of an appeal and has a bond to cover the verdict amount plus nine percent interest for two years. Our company’s management cannot predict the outcome of any ruling by the appellate court nor when it will occur.

Licensing and Distribution Agreements

The Company has entered into licensing agreements related to its Jay Jay the Jet Plane, ToddWorld, Talking Stix and Buzz Aldrin products. The Buzz Aldrin agreement expired in 2005 and was not renewed. These agreements provide, among other things, for the Company to pay royalties based on a percentage of sales of these products. Royalty expenses incurred in 2006 and 2005 were $51,000 and $126,600 respectively. For the year ended December 31, 2006, royalty expenses also included the write off of $210,000 in minimum royalties paid under the ToddWorld® and Talking Stix™ agreements due to lack of sales through December 31, 2006.

ACTION PRODUCTS INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006 and 2005

In December 2001 the Company signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The initial term of the agreement expired in December 2004. The agreement has been renewed through December 2008.

In February 2007, the Company signed an agreement exiting the 2005 exclusive licensing agreement with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®. The term of the original Agreement was for four years expiring on February 28, 2009, with a two-year extension through February 28, 2011 subject to the Company meeting certain minimum royalty requirements during the initial term. As a result of poor sales in 2005 and 2006 with no future expected benefit to the Company, Taffy Entertainment, LLC and our company mutually agreed, in February, 2007, to terminate the 2005 contract for a final settlement amount of $35,000 plus remaining licensed product.

Total future minimum royalty payments due for all licensing and distribution agreements are as follows:

	December 31,
	2007	2008	2009	2010	2011
Future Minimum Royalty Payments	$50,000	$40,000	$—	$—	$—

NOTE 9—RELATED PARTY TRANSACTIONS

During 2006 the Company paid $41,900 to Warren Kaplan and $101,300 to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting, financing and investment advisory services.

During 2005 the Company paid $40,600 to Warren Kaplan and $77,200 to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting, financing and investment advisory services.