Form 10QSB
period 2007-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2007-05-14
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at May 14, 2007
Common Stock, $.001 par value	5,231,500

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC.

CONDENSED BALANCE SHEET (Unaudited)

March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$473,100
Investment securities	725,000
Accounts receivable, net of an allowance for doubtful accounts of $151,800	1,182,000
Inventories, net	1,468,000
Prepaid expenses and other assets	239,700

TOTAL CURRENT ASSETS	4,087,800

PROPERTY, PLANT AND EQUIPMENT	3,625,500
Less accumulated depreciation and amortization	(2,628,900)

NET PROPERTY, PLANT AND EQUIPMENT	996,900
GOODWILL	1,405,300
OTHER ASSETS	77,500

TOTAL ASSETS	$6,567,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$390,300
Accrued expenses, payroll and related expenses	806,500
Current portion of mortgage payable	20,800
Borrowings under line of credit	1,422,400
Borrowings under investment account	251,400
Other current liabilities	45,400

TOTAL CURRENT LIABILITIES	2,936,800

TOTAL LIABILITIES	2,936,800

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock - $.001 par value; 15,000,000 shares authorized; 5,435,000 shares issued	5,400
Treasury Stock - $.001 par value; 203,500 shares	(200)

Additional paid-in capital	8,958,000
Unearned compensation cost	(5,600)
Accumulated deficit	(5,327,200)

TOTAL SHAREHOLDERS’ EQUITY	3,630,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,567,200

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2007	2006
NET SALES	$1,369,200	$1,635,700

COST OF SALES	778,000	848,200

GROSS PROFIT	591,200	787,500

OPERATING EXPENSES
Selling	478,100	613,400
General and administrative	678,900	808,000

TOTAL OPERATING EXPENSES	1,157,000	1,421,400

LOSS FROM OPERATIONS	(565,800)	(633,900)

OTHER INCOME (EXPENSE)
Interest expense	(22,400)	(9,200)
Other, net	39,400	57,300

	17,000	48,100

LOSS BEFORE INCOME TAXES	(548,800)	(585,800)

INCOME TAXES	—	—

NET LOSS	$(548,800)	$(585,800)

LOSS PER SHARE
Basic and Diluted	$(0.10)	$(0.11)

Weighted average number of common shares outstanding:
Basic and Diluted	5,231,500	5,197,200

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(548,800)	$(585,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	44,600	66,900
Amortization	5.900	22,700
Unrealized (gains) losses on investment securities	17,800	(10,000)
Stock based compensation expense	12,500	65,600
Provision for bad debts	(8,300)	106,900
Provision for inventory reserve	(93,200)	8,400
(Gain) loss on disposal of other assets	52,400	—
Changes in:
Accounts receivable	740,100	522,600
Investment securities	(585,800)	65,000
Inventories	170,600	96,100
Prepaid expenses	23,500	(53,500)
Other assets	(39,600)	9,000
Accounts payable	(78,900)	39,800
Accrued expenses, payroll and related expenses	(36,100)	4,300
Deferred revenue	(6,200)	(6,200)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(329,600)	351,800

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(41,500)	(18,500)

NET CASH USED IN INVESTING ACTIVITIES	(41,500)	(18,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage principal	(20,300)	(16,300)
Common stock options and warrant issuance costs	(800)	(15,300)
Net change in borrowings under line of credit	244,000	(346,200)
Net change in borrowings under investment account	251,400	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	474,300	(377,800)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,200	(44,500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	369,900	223,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$473,100	$178,900

Supplemental disclosures - cash paid for:
Interest	$1,000	$8,800
Income Taxes	—	—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Condensed financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. (the “Company”), at March 31, 2007 and the results of its (i) operations for the three month periods ended March 31, 2007 and 2006 and (ii) cash flows for the three month periods ended March 31, 2007 and 2006. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results for the full year. Through March 31, 2007, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity (See Note 3). There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Operations. The Company incurred significant losses in the current quarter. In its effort to eliminate these losses, the company has recently changed certain key members of management, has focused efforts on reducing overhead and operation costs, and is evaluating its product lines for proper margin contributions. Management believes that it will be successful in its plans to return the Company to profitability: accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations.

3.	Line of credit. The Company maintains a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the financial institution’s prime rate plus 150 basis points (institution’s prime rate was 8.25% at March 31, 2007). The agreement also requires, among other things, that the Company maintain certain financial ratios. The current term of the agreement expired April 30, 2007. At March 31, 2007, the Company was not in compliance with the debt service coverage covenant and had $1,422,400 of borrowings outstanding under the line of credit. The Company has been in negotiations with several lenders to replace the current financial institution. As of May 14, 2007 we have signed a non-binding term sheet with one of those lenders to replace the current line of credit. The proposed new line of credit will, if and when it closes, provide, among other matters, for a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as to be defined in the definitive agreement at an annual interest rate of prime plus 75 basis points. Borrowings will be secured by substantially all of the assets of the Company, including accounts receivable, inventory and owned real estate.

4.	Borrowings under Investment Account. As part of the normal arrangement with the broker handling our marketable securities investments, the Company has the opportunity to borrow for investment when appropriate under a margin arrangement. The balance on the borrowing is secured by the securities in the portfolio and interest is charged at a variable rate on the average balance. The rate at March 31, 2007 was 7.25 percent.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

5.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by real estate and improvements and contains certain restrictive covenants, which provide that, among other things, the Company maintain a minimum working capital, net worth, debt service coverage and a maximum debt to net worth ratio. At March 31, 2007, the company was not in compliance with the debt service coverage and maximum debt to worth ratio covenants. The balance due under the mortgage payable is $20,800.

6.	Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three-month periods ended March 31, 2007 and 2006, as their effect would have been anti-dilutive. Common share equivalents excluded from the diluted earnings per share computations were 7,137,600 and 7,620,300 for the three months ended March 31, 2007 and March 31, 2006 respectively.

7.	Common Stock and Equity Securities. On March 30, 2004, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. The Company did not repurchase any shares of its common stock during the first quarter of 2007.

In 2003, the Company’s shareholders were issued one warrant for each share of common stock owned as of June 12, 2003, the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of March 31, 2007 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

In 2005, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 7, 2005, the record date. Each warrant entitled the holder to purchase one common share at exercise prices of $3.00 and $3.50 and expired January 6, 2006. As of the expiration date, approximately 4,636,900 warrants had been issued, total warrants exercised were 466,800.

In 2006, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 18, 2006, the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 31, 2007, the Company’s Board of Directors extended the expiration dates of the warrants from January 31, 2007 to January 31, 2008 at $3.25 per share and from February 1, 2008 to December 31, 2010 at $3.75 per share As of March 31, 2007 5,197,200 warrants had been issued and none had been exercised.

Share-Based Compensation. The company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of March 31, 2007, 1,400,000 shares of common stock are reserved for issuance under the Plan.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Common Stock and Equity Securities (cont.)

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On March 31, 2007 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $12,500 and $65,600 for the three months ended March 31, 2007 and March 31, 2006 respectively.

During the quarter ended March 31, 2007 we did not grant any shares of restricted common stock and we did not grant any options to purchase common stock, to employees and directors of the Company. A summary of option activity under the plan as of March 31, 2007, and changes during the three months then ended are presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	255,000	$3.22	2.1	$1.95
Grants	—	$—
Exercises	—	$—
Cancellations	(20,000)	$1.36

Outstanding at March 31, 2007	235,000	$3.41	5.2	$1.83

Shares exercisable at March 31, 2007	217,000	$3.37	1.5	$1.75

As of March 31, 2007 there was approximately $5,600 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (options) granted under the plan. That cost is expected to be recognized over the next two quarters.

8.	Marketable Securities. Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in market value of investment holdings during the period. At March 31, 2007 marketable securities consisted of the following:.

	Value At March 31, 2007	Cumulative Unrealized Gain(Loss) At March 31, 2007
Equity Securities	$725,000	$(58,600)
Stock Options	$(24,100)	$12,200
Total	$700,900	$(46,400)

9.	Related Party Transactions. During the three months ended March 31, 2007 and 2006, the Company paid $11,300 and $11,300, respectively, to Warren Kaplan and $25,100 and $28,700, respectively, to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, former Board member for consulting services.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

10.	Other Commitments. In January 2006, the Company renewed its License Agreement (the “Agreement”) with Porchlight Entertainment, Inc., for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The term of the Agreement is for two years expiring on December 31, 2008, subject to the Company meeting certain minimum sales objectives and royalty requirements.

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

Results of Operations:

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our statements of operations.

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Net Sales	100.0%	100.0%
Cost of Sales	56.8%	51.9%
Gross Profit	43.2%	48.1%
Selling Expense	34.9%	37.5%
General and Administrative Expense	49.6%	49.4%
Total Operating Expense	84.5%	86.9%
Loss from Operations	(41.3)%	(38.7)%
Other Income (Expense)	1.2%	2.9%
Loss before income taxes	(40.1)%	(35.8)%
Taxes	—	—
Net Loss	(40.1)%	(35.8)%

Net sales for the three months ended March 31, 2007 were $1,369,200 compared with net sales of $1,635,700 for the three months ended March 31, 2006. Management attributes much of the $266,500 or 16.3% decrease in net sales to a lack of specific inventory availability to meet customer order demand.

Gross profit decreased by $196,300 to $591,200 for the three months ended March 31, 2007, compared with $787,500 for the three months ended March 31, 2006. The gross profit percentage decreased from 48.1% to 43.2% for the three-month periods ended March 31, 2006 and 2007 respectively. The decrease in gross profit percentage was mainly attributable to adjusting inventory mix to match planned product sales. Certain quantities of slow moving product were sold at approximately the net realizable values previously recorded.

Selling, general and administrative (SG&A) expenses decreased by $264,400 to $1,157,000 for the three-month period ended March 31, 2007 from $1,421,400 for the three-month period ended March 31, 2006. This 18.6% decrease in SG&A expenses is due primarily to the following:

•

A decrease in compensation and related benefit costs of $149,500 principally as the result of the elimination of several positions. This decrease was partially offset by an increase of $46,000 in professional services.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	A decrease in bad debt expense of $106,900

•	A decrease in business travel of $42,600

•	An increase in advertising and promotion of $30,000

Interest expense related to current and long-term debt was $22,400 and $9,200 for the three-month periods ended March 31, 2007 and 2006, respectively. The $13,200 increase was principally due to the higher borrowings under the line of credit and an increase in prime lending rate.

Other income and (expense), net during the three-month periods ended March 31, 2007 and 2006 was $39,400 and $57,300, respectively. The $17,900 change was mainly attributable to lower net gains from investments.

Loss before income taxes and net loss, as a result of the foregoing, was $548,800 for the three months ended March 31, 2007, compared with $585,800 for the three months ended March 31, 2006.

Financial Condition, Liquidity, and Capital Resources:

As of March 31, 2007, we had cash and cash equivalents of $473,100, representing a increase of $103,200 compared to December 31, 2006.

After taking account of non-cash items and other adjustments, our cash used in operations for the three months ended March 31, 2007 were $329,600. The principal source of cash from operating activities for the three months ended March 31, 2007 was from a net decrease of accounts receivable of $740,100 and a net decrease of inventory of $170,600. The principal use of cash from operating activities in the same period was a $585,800 increase in investment securities.

The principle use of cash from investing activities was $41,500 for several molds for product production.

After obtaining $244,000 by an increase in borrowings under our line of credit and $251,400 from borrowings under our margin account, $20,300 was used to repay mortgage principal and $800 related to expenses incurred in connection with warrant offerings. This resulted in net cash provided from financing activities of $474,300.

At March 31, 2007, borrowing under our line of credit was $1,422,400, an increase of $244,000 from $1,178,400 as of December 31, 2006. Our line of credit provides for borrowings up to $2,500,000 at the prime rate plus 150 basis points and matured April 30, 2007. As of May 14, 2007 we have signed a non-binding term sheet with a national lending institution to replace the current line of credit. Borrowings will be secured by substantially all of the assets of the Company, including accounts receivable, inventory and owned real estate

ITEM 3. Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

Repurchase of Securities

On March 24, 2004, our Board of Directors authorized effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program expired March 24, 2007, three years from the date of authorization. We did not purchase any of our common shares for the quarter ending March 31, 2007. We repurchased a total of 30,701 of our common shares under the program.

ITEM 5. Other Information

(a)	None.

(b)	None.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No.	Description
31.1	Sarbanes-Oxley Act Section 302 Certification

32.1	Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: May 14, 2007	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)