Form 10QSB
period 2007-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2007-08-14
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2007

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of last practicable date.

Class	Outstanding at August 10, 2007
Common Stock, $.001 par value	5,227,172

Transitional Small Business Disclosure Format (check one):    YES   ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC.

CONDENSED BALANCE SHEET (Unaudited)

June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$223,000
Investment securities	838,500
Accounts receivable, net of an allowance for doubtful accounts of $80,000	1,049,600
Inventories, net	1,975,800
Prepaid expenses and other assets	208,700

TOTAL CURRENT ASSETS	4,295,600

PROPERTY, PLANT AND EQUIPMENT	3,635,200
Less accumulated depreciation and amortization	(2,674,800)

NET PROPERTY, PLANT AND EQUIPMENT	960,400

GOODWILL	1,405,300
OTHER ASSETS	75,200

TOTAL ASSETS	$6,736,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$724,300
Accrued expenses, payroll and related expenses	913,200
Current portion of mortgage payable	1,300
Borrowings under line of credit	1,495,000
Borrowings under investment account	177,200
Other current liabilities	52,400

TOTAL CURRENT LIABILITIES	3,363,400

TOTAL LIABILITIES	3,363,400

COMMITMENTS & CONTINGENCIES	—

SHAREHOLDERS’ EQUITY
Preferred Stock—10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock—$.001 par value; 15,000,000 shares authorized; 5,435,000 shares issued	5,400
Treasury Stock—$.001 par value; 207,900 shares	(200)
Additional paid-in capital	8,946,300
Unearned compensation cost	(900)
Accumulated deficit	(5,577,500)

TOTAL SHAREHOLDERS’ EQUITY	3,373,100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,736,500

See Accompanying Notes

ITEM 1.	Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
NET SALES	$1,432,800	$1,635,000	$2,802,000	$3,270,700

COST OF SALES	854,100	812,200	1,632,000	1,660,400

GROSS PROFIT	578,700	822,800	1,170,000	1,610,300

OPERATING EXPENSES
Selling	338,300	731,900	816,300	1,345,300
General and administrative	637,900	877,600	1,316,900	1,685,600

TOTAL OPERATING EXPENSES	976,200	1,609,500	2,133,200	3,030,900

LOSS FROM OPERATIONS	(397,500)	(786,700)	(963,200)	(1,420,600)

OTHER INCOME (EXPENSE)
Interest expense	(35,900)	(15,200)	(58,400)	(24,400)
Other, net	183,100	2,600	222,500	59,900

	147,200	(12,600)	164,100	35,500

LOSS BEFORE INCOME TAXES	(250,300)	(799,300)	(799,100)	(1,385,100)

INCOME TAXES	—	—	—	—

NET LOSS	$(250,300)	$(799,300)	$(799,100)	$(1,385,100)

LOSS PER SHARE
Basic and Diluted	$(0.05)	$(0.15)	$(0.15)	$(0.27)

Weighted average number of common shares outstanding:
Basic and Diluted	5,230,291	5,205,028	5,230,928	5,201,153

See Accompanying Notes

ITEM 1.	Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(799,100)	$(1,385,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	90,500	137,100
Amortization	46,000	46,700
Unrealized (gains) losses on investment securities	(79,200)	32,100
Stock based compensation expense	12,600	125,600
Provision for bad debts	(26,800)	257,300
Provision for inventory reserve	(157,900)	8,400
(Gain) loss on disposal of other assets	52,400	—
Changes in:
Accounts receivable	891,000	874,200
Investment securities	(602,300)	(151,900)
Inventories	(272,600)	(70,500)
Prepaid expenses	54,500	(140,100)
Other assets	(77,400)	8,100
Accounts payable	255,100	135,800
Accrued expenses, payroll and related expenses	83,900	777,700
Deferred revenue	(12,500)	(12,500)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(541,800)	642,900

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(51,200)	(22,600)

NET CASH USED IN INVESTING ACTIVITIES	(51,200)	(22,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(7,100)	—
Proceeds from common stock options and warrants	—	33,200
Common stock options and warrant issuance costs	(800)	—
Repayment of mortgage principal	(39,800)	(32,900)
Net change in borrowings under line of credit	316,600	(123,400)
Net change in borrowings under investment account	177,200	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	446,100	(123,100)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146,900)	497,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	369,900	223,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,000	$720,600

Supplemental disclosures—cash paid for:
Interest	$38,000	$23,600
Income Taxes	—	—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Condensed financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. (the “Company”), at June 30, 2007 and the results of its (i) operations for the three month and six month periods ended June 30, 2007 and 2006 and (ii) cash flows for the six month periods ended June 30, 2007 and 2006. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the operating results for the full year. Through June 30, 2007, with the exception of its line of credit, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity (See Note 3). There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.	Operations. The Company incurred losses in the current two quarters. In its effort to eliminate these losses, the company’s executive management has changed certain key members of its operational management, focused efforts on reducing overhead and operation costs, and is evaluating its product lines for proper margin contributions. Management believes that it will be successful in its plans to return the Company to profitability; accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations.

3.	Line of credit. The Company currently has borrowings outstanding under a working capital line of credit with a financial institution. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the Prime lending rate plus 150 basis points (Prime rate was 8.25% at June 30, 2007). The agreement also requires, among other things, that the Company maintain certain collateral and financial ratios. The current term of the agreement expired April 30, 2007; however the lender has not demanded repayment of the outstanding balance, which as of June 30, 2007 was $1,495,000. The Company has been in negotiations with several lenders to replace the current financial institution and has tentatively selected one of those lenders. The Company anticipates completing a new credit facility, replacing the current line of credit, during the third quarter. The proposed new line of credit, if it closes, will provide, among other matters, for a $2,500,000 facility comprising a loan on owned real estate in the amount of $800,000 and a line of credit with a borrowing limit of the lesser of $1,700,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as to be defined in the definitive agreement at an annual interest rate of the Prime lending rate plus 150 basis points. Borrowings will be secured by substantially all of the tangible assets of the Company, including accounts receivable, inventory and owned real estate.

4.	Borrowings under Investment Account. As part of the normal arrangement with the broker handling the Company’s marketable securities investments, the Company has the opportunity to borrow for investment when appropriate under a margin arrangement. The balance on the borrowing is secured by the securities in the portfolio and interest is charged at a variable rate on the average balance. The interest rate was 6% at June 30, 2007.

5.	Mortgage Payable. In November 1998, the Company borrowed $750,000 in the form of a mortgage payable. The mortgage is collateralized by the Company’s real estate and improvements At June 30, 2007, the balance due Wachovia Bank under the mortgage payable is $1,300. This balance was paid in full in July 2007.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

6.	Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three month and six month periods ended June 30, 2007 and 2006, as their effect would have been anti-dilutive. Common share equivalents excluded from the diluted earnings per share computations were 7,126,600 and 7,560,100 at June 30, 2007 and June 30, 2006 respectively.

7.	Common Stock and Equity Securities. On May 17, 2007, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. During the three month period ended June 30, 2007 the Company repurchased 4,400 shares of its common stock at a cost of $7,100.

In 2003, the Company’s shareholders were issued one warrant for each share of common stock owned as of June 12, 2003, the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of June 30, 2007 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

In 2005, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 7, 2005, the record date. Each warrant entitled the holder to purchase one common share at exercise prices of $3.00 and $3.50 and expired January 6, 2006. As of the expiration date, approximately 4,636,900 warrants had been issued, total warrants exercised were 466,800.

In 2006, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 18, 2006, the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 31, 2007, the Company’s Board of Directors extended the expiration dates of the warrants from January 31, 2007 to January 31, 2008 at $3.25 per share and from February 1, 2008 to December 31, 2010 at $3.75 per share As of June 30, 2007 5,197,200 warrants had been issued and none had been exercised.

Share-Based Compensation. The Company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of June 30, 2007, 1,400,000 shares of common stock are reserved for issuance under the Plan.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Common Stock and Equity Securities (cont.)

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On June 30, 2007 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $100 and $60,000 for the three months ended June 30, 2007 and June 30, 2006 respectively and $12,500 and $125,600 for the six months ended June 30, 2007 and June 30, 2006 respectively.

During the six months ended June 30, 2007 we did not grant any shares of restricted common stock and we did not grant any options to purchase common stock, to employees and directors of the Company. A summary of option activity under the plan as of June 30, 2007, and changes during the six months then ended are presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	255,000	$3.22	2.1	$1.95
Grants	—	$—
Exercises	—	$—
Cancellations	(20,000)	$1.36

Outstanding at March 31, 2007	235,000	$3.41	5.2	1.83
Grants	—	$—
Exercises	—	$—
Cancellations	(11,000)	$3.66

Outstanding at June 30, 2007	224,000	$3.09	5.1	$1.86

Shares exercisable at June 30, 2007	217,000	$3.11	1.5	$1.88

As of June 30, 2007 there was approximately $900 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (options) granted under the plan. That cost is expected to be recognized over the next two quarters.

8.	Marketable Securities. Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of income and represent the change in market value of investment holdings during the period. At June 30, 2007 marketable securities consisted of equity securities with a market value of $838,500 including a cumulative unrealized gain of $44,900 at that date. Additionally, at June 30, 2007 the company had a temporary short position with a market value liability of $37,800, net of cumulative unrealized gain of $5,600. The liability is included with other current liabilities.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

9.	Related Party Transactions. During the three months ended June 30, 2007 and 2006, the Company paid $9,900 and $9,700, respectively, to our previous Chairperson, Warren Kaplan and $24,000 and $28,400, respectively, to Ronel Management Company, wholly owned by Warren Kaplan and Judith Kaplan, our Founder and former Board member, for consulting services.

During the six months ended June 30, 2007 and 2006, the Company paid $21,200 and $20,900, respectively, to our previous Chairperson, Warren Kaplan and $49,100 and $57,100, respectively, to Ronel Management Company, wholly owned by Warren Kaplan, and Judith Kaplan, our Founder and former Board member for consulting services.

10.	Other Commitments. In January 2006, the Company renewed its License Agreement (the “Agreement”) with Porchlight Entertainment, Inc., for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The term of the Agreement is for two years expiring on December 31, 2008, subject to the Company meeting certain minimum sales objectives and royalty requirements.

11.	Pending Judgment. In November 2006, a final judgment was entered in the Circuit Court of the Eighth Judicial District in Alachua county, Florida, in favor of the Company in the amount of $5.1 million (bearing interest at 9% annually) in a civil lawsuit against defendants Kid Galaxy, Inc of Manchester, NH, and its parent company Lung Cheong International Holdings Ltd., and Timothy L. Young. The Court has received from defendants $6.1 million in escrow deposit. The defendant has filed notice of an appeal. While we are vigorous in defending the appeal, our company’s management cannot predict the outcome of settlement efforts nor any ruling by the appellate court nor precisly when it will occur.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements — our ability to successfully develop, market, and sell our brands and products in a timely manner, and the outcomes of our efforts related to mergers and acquisitions. Additional factors include, but are not limited to, the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, the value and exploitation of our intellectual property rights, the results of financing efforts, risks in new product development, and other risks including but not limited to those identified in this report and our other periodic filings with the Securities and Exchange Commission.

Results of Operations:

Three Months and Six Months Ended June 30, 2007 Compared With Three Months and Six Months Ended June 30, 2006

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our statements of operations.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	59.6%	49.7%	58.2%	50.8%
Gross Profit	40.4%	50.3%	41.8%	49.2%
Selling Expense	23.6%	44.8%	29.1%	41.1%
General and Administrative Expense	44.5%	53.6%	47.0%	51.5%
Total Operating Expense	68.1%	98.4%	76.1%	92.6%
Loss from Operations	(27.7)%	(48.1)%	(34.3)%	(43.4)%
Other Income (Expense)	10.3%	(0.8)%	5.8%	1.1%
Loss before income taxes	(17.5)%	(48.9)%	(28.5)%	(42.3)%
Income Taxes	—	—	—	—
Net Loss	(17.5)%	(48.9)%	(28.5)%	(42.3)%

Net Sales

Net sales for the three months ended June 30, 2007 were $1,432,800 compared with net sales of $1,635,000 for the three months ended June 30, 2006. Net sales for the six months ended June 30, 2007 were $2,802,000 compared with net sales of $3,270,700 for the six months ended June 30, 2006. The decline of $202,200 for the three-month period and $468,700 for the six-month period equates to 12.4% and 14.3% respectively. In 2007 we have made a conscious effort to increase our sales in the market areas of specialty retail and museum/attraction shops which provide higher profitability and are more aligned with our core competencies and brand identity objectives. To do this we have made a conscious decision to limit the amount of discounted sales to large volume off-price customers that tend to unfavorably impact our brand objectives and specialty and museum/attraction customers. Because of this effort, sales have temporarily lagged prior periods. We believe this strategy, followed by increased emphasis on sales at margin to regional and national specialty retail chains, when and with whom our brand equity and gross profit objectives can be achieved, will ultimately improve brand equity, sales revenue and profit margins.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Profit

Gross profit decreased by $244,100 to $578,700 for the three months ended June 30, 2007, compared with $822,800 for the three months ended June 30, 2006 and decreased as a percent of net sales from 50.3% to 40.4% for the three-month periods ended June 30, 2006 and 2007 respectively. Gross profit decreased by $440,300 to $1,170,000 for the six months ended June 30, 2007, compared with $1,610,300 for the six months ended June 30, 2006. Gross profit as a percent of sales decreased from 49.2% to 41.8% for the six-month periods ended June 30, 2006 and 2007 respectively. As part of the strategy referred to above, the inventory levels in certain products are being adjusted by some carefully planned discounting of price for items not as highly demanded in our targeted distribution channels. Additionally, there are certain fixed charges included in cost of sales that cause the gross profit rate to drop when sales volumes are reduced.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $633,300 to $976,200 for the three-month period ended June 30, 2007 from $1,609,500 for the three-month period ended June 30, 2006 and decreased by $897,700 to $2,133,200 for the six-month period ended June 30, 2007 from $3,030,900 for the six-month period ended June 30, 2006. This 39.3% decrease in SG&A expenses for the three-month period and the 29.6% decrease for the six-month period is due primarily to a cost reduction initiative implemented in the third quarter of 2006 to bring current operating costs in line with actual performance and take advantage of changes available for increasing operational efficiency. Consistent with this initiative we eliminated several positions which resulted in cost savings of approximately $383,000 for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30. 2006. Our Chief Executive Officer has been serving as our Chief Financial Officer since September 2006 and our President has accepted the responsibility of managing sales staff. We were able to reduce allowed freight out, considered a selling cost, by $120,700 for the same period. This was partially commensurate with the level of sales. Another significant cost change was the reduction of bad debt expense by $288,600 for the six-month period ended June 30, 2007 using disciplined, consistent efforts in granting credit and pursuing slow paying customers.

Other Income (Expense)

Interest expense related to current and long-term debt was $35,900 and $15,200 for the three-month periods ended June 30, 2007 and 2006, respectively. For the six-month period ended June 30, 2007 and 2006 the expense was $58,400 and $24,400, respectively. The $20,700 increase for the three-month period and $34,000 increase for the six-month period were principally due to the higher levels of borrowings under the line of credit and an increase in prime lending rate.

Other income and (expense), net is nearly all composed of net gains and losses from investment securities. During the three-month periods ended June 30, 2007 and 2006 the net gain was $183,100 and $2,600, respectively, and during the six-month periods ended June 30, 2007 and 2006, $222,500 and $59,900, respectively. The increases were attributable to higher net gains from investments in marketable securities.

Loss Before Income Taxes and Net Loss

As a result of the foregoing the loss before income taxes and net loss was $250,300 for the three months ended June 30, 2007, compared with $799,300 for the three months ended June 30, 2006 and $799,100 for the six months ended June 30, 2007, compared with $1,385,100 for the six months ended June 30, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources:

As of June 30, 2007, we had cash and cash equivalents of $223,000, representing a decrease of $146,900 compared to December 31, 2006.

After taking account of non-cash items and other adjustments, our cash used in operations for the six months ended June 30, 2007 was $541,800. The principal source of cash from operating activities for the six months ended June 30, 2007 was from a net decrease of accounts receivable of $891,000. $297,500 of cash equivalents on hand at December 31, 2007 was combined with the $177,200 borrowing, referenced below, and the realized net gains from the investment activity of $127,600 to increase investment securities by $602,300. The remaining principal use of cash from operating activities in the same period was an increase in inventory of $272,600.

The principle use of cash for investing activities of $51,200 was for several product production molds and computer equipment.

After obtaining $316,600 by an increase in borrowings under our line of credit and $177,200 from borrowings under our margin account, $39,800 was used to repay mortgage principal, $7,100 was used to purchase treasury stock and $800 related to expenses incurred in connection with warrant offerings. This resulted in net cash provided from financing activities of $446,100.

Credit Facilities:

In July 2007 we satisfied our mortgage held by Wachovia Bank. The mortgage, collatoralized by our owned distribution center in Ocala, Florida, originated in 1998, for a loan in the amount of $750,000.

We currently have borrowings outstanding under a working capital line of credit with Regions Bank, formally AmSouth Bank. The agreement stipulates, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are collateralized by all accounts receivable and inventories. Interest is payable at the Prime lending rate plus 150 basis points (Prime rate was 8.25% at June 30, 2007). The current term of the agreement expired April 30, 2007, however, the lender has not demanded repayment of the outstanding balance, which as of August 10, 2007 was approximately $1,488,300. The Company has been in negotiations with several lenders to replace the current financial institution and has tentatively selected one of those lenders. The Company anticipates completing a new credit facility, replacing the Regions line during the third quarter. The proposed new line of credit, if it closes, will provide, among other matters, for a three-year $2,500,000 facility comprising a loan on owned real estate in the amount of $800,000 and a line of credit with a borrowing limit of the lesser of $1,700,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as to be defined in the definitive agreement at an annual interest rate of the Prime lending rate plus 150 basis points. Borrowings will be secured by substantially all of the tangible assets of the Company, including accounts receivable, inventory and owned real estate.

The closing of the new credit facility is conditioned upon, among other matters, satisfactory due diligence, compliance with certain minimum financial criteria, and the execution of documentation satisfactory to both us and the lender. Therefore completion of this transaction is subject to conditions out of our control and there is no assurance that this transaction will be completed. If we are unable to complete a new credit facility, we will have to satisfy the Regions Bank loan with other assets or seek other financing alternatives.

Off-Balance Sheet Arrangements

Should the legal judgement described in Note 11 to the condensed financial statements be upheld in its entirety or materially, or if we enter into a settlement for a substantial portion of the judgement amount, such payment could have material effect on our balance sheet.

Except for the foregoing, we had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on us.

ITEM 3.	Controls and Procedures

Disclosure Controls and Procedures

Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal quarter ended June 30, 2007. There have been no changes in our disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date management completed its evaluation.

Internal Control over Financial Reporting

On December 15, 2006, the SEC announced that it has further postponed the compliance date for reporting on internal control over financial reporting by non-accelerated filers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These registrants were scheduled to include in their annual report, a report by management on their internal control over financial reporting and an accompanying auditor’s report, for fiscal years ending on or after July 15, 2005. However, due to the SEC’s announced postponement, they must now begin to comply in their annual reports for fiscal years ending on or after December 15, 2007. As a result, our management has been receiving propasals for the documentation and evaluation of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act in 2007. We anticipate that we will be in compliance with the requirements of Secion 404 of the Sarbanes-Oxley Act by December 31, 2007. In conjunction with the foregoing, there was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Repurchase of Securities

On May 17, 2007, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, our Board may discontinue or suspend the program at any time. As of June 30, 2007 we have repurchased 4,400 of our common shares and 145,600 remain available under the plan.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
April 1, 2007 – April 30, 2007	—	—	—	150,000

May 1, 2007 – May 31, 2007	2,200	$1.57	2,200	147,800

June 1, 2007 – June 30, 2007	2,200	$1.64	2,200	145,600

Total	4,400	$1.60	4,400	145,600

ITEM 4.	Submission of Matters to Vote of Shareholders

The annual meeting of shareholders was held in our offices at 1101 North Keller Road, Orlando, Florida on Thursday, May 31, 2007. The sole proposal brought before the shareholders was election of Ronald S. Kaplan, Scott Runkel, Ann E. W. Stone and Cecilia Sternberg as Directors for a one-year term to expire at the 2008 Annual Meeting.

The total number of shares entitled to vote at the meeting was 5,231,572. As a result of the votes cast, as described below, all four nominees were elected for one-year terms to expire at the Annual Shareholders’ Meeting in 2008:

Name	For		Withheld
Ronald S. Kaplan	3,009,435	98.8%	35,822	1.2%

Scott Runkel	3,016,885	99.0%	28,372	1%

Ann E. W. Stone	3,015,685	99.0%	29,572	1%

Cecilia Sternberg	3,016,660	99.0%	28,597	1%

.

PART II. OTHER INFORMATION

ITEM 5.	Other Information

(a)	None.

(b)	None.

ITEM 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit No.	Description
31.1	Sarbanes-Oxley Act Section 302 Certification

32.1	Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: August 14 , 2007	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)