Form 10QSB
period 2007-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2007-11-14
CIK 747435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of last practicable date.

Class	Outstanding at November 9, 2007
Common Shares, $.001 par value	5,226,772

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC.

CONDENSED BALANCE SHEET (Unaudited)

September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,100
Investment securities	486,200
Accounts receivable, net of an allowance for doubtful accounts of $68,800	1,338,700
Inventories, net	2,705,600
Prepaid expenses and other assets	151,300

TOTAL CURRENT ASSETS	4,717,900

PROPERTY, PLANT AND EQUIPMENT	3,645,500
Less accumulated depreciation and amortization	(2,720,100)

NET PROPERTY, PLANT AND EQUIPMENT	925,400
GOODWILL	1,405,300
OTHER ASSETS	145,900

TOTAL ASSETS	$7,194,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,785,700
Accrued expenses, payroll and related expenses	892,000
Borrowings under line of credit	1,580,000
Borrowings under investment account	46,800
Other current liabilities	46,100

TOTAL CURRENT LIABILITIES	4,350,600

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock—10,000,000 shares authorized, zero shares issued and outstanding	—
Common stock—$.001 par value; 15,000,000 shares authorized; 5,435,000 shares issued	5,400
Treasury stock—$.001 par value; 208,300 shares	(200)
Additional paid-in capital	8,945,600
Accumulated deficit	(6,106,900)

TOTAL SHAREHOLDERS’ EQUITY	2,843,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,194,500

See Accompanying Notes

ITEM 1.	Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30th		Nine Months Ended September 30th
	2007	2006	2007	2006
GROSS SALES	$1,776,400	$2,156,600	$4,685,300	$5,620,700

SALES RETURNS AND ALLOWANCES	91,500	100,500	198,400	293,900

NET SALES	1,684,900	2,056,100	4,486,900	5,326,800

COST OF SALES	998,000	1,123,300	2,630,000	2,783,700

GROSS PROFIT	686,900	932,800	1,856,900	2,543,100

OPERATING EXPENSES
Selling	359,500	519,400	1,175,900	1,864,700
General and administrative	724,500	719,100	2,041,300	2,404,700

TOTAL OPERATING EXPENSES	1,084,000	1,238,500	3,217,200	4,269,400

LOSS FROM OPERATIONS	(397,100)	(305,700)	(1,360,300)	(1,726,300)

OTHER INCOME (EXPENSE)
Interest expense	(42,200)	(15,000)	(100,600)	(39,400)
Other, net	(90,000)	90,900	132,500	150,800

	(132,200)	75,900	31,900	111,400

LOSS BEFORE INCOME TAXES	(529,300)	(229,800)	(1,328,400)	(1,614,900)

INCOME TAXES	—	—	—	—

NET LOSS	$(529,300)	$(229,800)	$(1,328,400)	$(1,614,900)

LOSS PER SHARE
Basic and Diluted	$(0.10)	$(0.04)	$(0.25)	$(0.31)

Weighted average number of common shares outstanding:
Basic and Diluted	5,227,124	5,227,072	5,229,646	5,209,887

See Accompanying Notes

ITEM 1.	Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30th
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,328,400)	$(1,614,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	135,800	207,500
Amortization	66,000	65,500
Unrealized (gains) losses on investment securities	(80,100)	49,900
Stock based compensation expense	13,500	112,400
Provision for bad debts	(33,400)	290,000
Provision for inventory reserve	(118,900)	108,400
Loss on disposal of other assets	52,400	—
Changes in:
Accounts receivable	608,500	618,600
Investment securities	(249,100)	(295,300)
Inventories	(1,041,400)	(231,100)
Prepaid expenses	111,900	(34,800)
Other assets	(168,100)	6,100
Accounts payable	1,316,400	642,700
Accrued expenses, payroll and related expenses	62,700	818,000
Deferred revenue	(18,800)	(18,700)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(671,000)	724,300

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(61,500)	(67,100)

NET CASH USED IN INVESTING ACTIVITIES	(61,500)	(67,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(7,700)	—
Proceeds from common stock options and warrants	(900)	19,100
Repayment of mortgage principal	(41,100)	(49,900)
Net change in borrowings under line of credit	401,600	(178,000)
Net change in borrowings under investment account	46,800	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	398,700	(208,800)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(333,800)	448,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	369,900	223,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,100	$671,800

Supplemental disclosures—cash paid for:
Interest	$74,100	$38,400
Income taxes	$—	$—

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Condensed Financial Statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. (the “Company”) at September 30, 2007 and the results of its (i) operations for the three month and nine month periods ended September 30, 2007 and 2006 and (ii) cash flows for the nine month periods ended September 30, 2007 and 2006. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the operating results for the full year. Through September 30, 2007, with the exception of its line of credit, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company incurs losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity (See Note 2). There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

Operations. The Company incurred losses in the current three quarters. In its effort to eliminate these losses, the Company is currently recruiting management to head implementation of the business plan while recruiting additional sales personnel to head selling to large retail chains and is developing new products planned to be sold in the coming periods. New production vendors are being engaged to facilitate cost savings. Management believes that it will be successful in its plans to return the Company to profitability; accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations.

Line of Credit. The Company maintains a working capital line of credit with a financial institution. The original agreement stipulated, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings were collateralized by all accounts receivable and inventories. Interest is payable at the Prime lending rate plus 150 basis points (Prime rate was 7.75% at September 30, 2007). The agreement also requires, among other things, that the Company maintain certain collateral and financial ratios. The current term of the agreement, as extended, expired October 31, 2007; however the lender and the Company have agreed to an extension through May 31, 2008. Under this extension agreement the amount the Company may borrow is limited to $2,000,000. Further, the Company will grant the financial institution a first mortgage on the Company’s warehouse as additional collateral to secure the line of credit.

The Company is continuing to negotiate with several lenders to replace the line of credit in 2008. There is no assurance that it will be able to do so. If unable to obtain a new credit facility, the liability will have to be satisfied with the pledged assets or through seeking other assets.

Pending Judgment in Favor of the Company. In November 2006, a final judgment was entered in the Circuit Court of the Eighth Judicial District in Alachua county, Florida, in favor of the Company in the amount of $5.1 million, bearing interest at 9% annually, in a civil lawsuit against defendants Kid Galaxy, Inc of Manchester, NH, and its parent company Lung Cheong International Holdings Ltd., and Timothy L. Young. The Court has received from defendants $6.1 million in escrow. The defendant has appealed the Court’s ruling. The first District state Court of Appeals has received briefs from the litigants and has set a date for oral arguments to be heard in November 2007. It is expected a ruling will be provided in the months following.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

2.	Borrowings under Investment Account. As part of the normal arrangement with the broker handling the Company’s marketable securities investments, the Company has the opportunity to borrow for investment when appropriate under a margin arrangement. The balance on the borrowing is secured by the securities in the portfolio and interest is charged at a variable rate on the average balance. The interest rate was 5.5% at September 30, 2007.

3.	Earnings (loss) per Share. Common share equivalents were not included in the computation of diluted earnings per share for the three and nine month periods ending September 30, 2007 and 2006, as their effect would have been anti-dilutive. Common share equivalents excluded from the diluted earnings per share computations were 7,121,600 and 7,170,100 at September 30, 2007 and 2006, respectively.

4.	Common Stock and Equity Securities. On May 17, 2007, the Company announced that the Board of Directors had authorized a program for repurchases of up to 150,000 shares of common stock. The repurchased shares will be held in the treasury. During the three month period ended September 30, 2007 the Company repurchased 400 shares of its common stock at a cost of $600.

In 2003, the Company’s shareholders were issued one warrant for each share of common stock owned as of June 12, 2003, the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of September 30, 2007 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

In 2005, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 7, 2005, the record date. Each warrant entitled the holder to purchase one common share at exercise prices of $3.00 and $3.50 and expired January 6, 2006. As of the expiration date, approximately 4,636,900 warrants had been issued, total warrants exercised were 466,800.

In 2006, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 18, 2006, the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 31, 2007, the Company’s Board of Directors extended the expiration dates of the warrants from January 31, 2007 to January 31, 2008 at $3.25 per share and from February 1, 2008 to December 31, 2010 at $3.75 per share As of September 30, 2007, 5,197,200 warrants had been issued and none had been exercised.

Share-Based Compensation. The Company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of September 30, 2007, 1,400,000 shares of common stock are reserved for issuance under the Plan.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont.)

Common Stock and Equity Securities. (cont.)

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On September 30, 2007 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $900 and $(13,300) for the three months ended September 30, 2007 and 2006 respectively and $13,500 and $112,400 for the nine months ended September 30, 2007 and 2006 respectively.

During the nine months ended September 30, 2007, the Company did not grant any shares of restricted common stock; and did not grant any options to purchase common stock, to employees and directors of the Company. A summary of option activity under the plan as of September 30, 2007, and changes during the nine months then ended are presented below:

Options	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	255,000		$3.22	2.1	$1.95
Grants	—		$—
Exercises	—		$—
Cancellations	(20,000)		$1.36

Outstanding at March 31, 2007	235,000		$3.41	2.0	$1.83
Grants	—		$—
Exercises	—		$—
Cancellations	(11,000)		$3.66

Outstanding at June 30, 2007	224,000		$3.09	1.7	$1.86
Grants		$
Exercises	—		$—
Cancellations	(5,000)		$1.88

Outstanding at September 30, 2007	219,000		$3.12	1.5	1.89

Shares exercisable at September 30, 2007	219,000		$3.12	1.5	$1.89

As of September 30, 2007 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements (options) granted under the plan.

5.	Marketable Securities. Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of income and represent the change in market value of investment holdings during the period. At September 30, 2007 marketable securities consisted of equity securities with a market value of $486,200 including a cumulative unrealized gain of $25,100 at that date. Additionally, at September 30, 2007 the Company had short positions with a market value liability of $37,700, net of cumulative unrealized gain of $32,000. The liability is included with other current liabilities.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont.)

6.	Related Party Transactions. During the three months ended September 30, 2007 and 2006, the Company paid $13,200 and $11,300, respectively, to its previous Chairperson, Warren Kaplan, and $26,000 and $24,400, respectively, to Ronel Management Company, wholly owned by Warren Kaplan and Judith Kaplan, the Company’s founder, for consulting services.

During the nine months ended September 30, 2007 and 2006, the Company paid $34,400 and $32,200, respectively, to Warren Kaplan and $75,100 and $81,600, respectively, to Ronel Management Company for consulting services.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont.)

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

Results of Operations:

Three Months and Nine Months Ended September 30, 2007 Compared With Three Months and Nine Months Ended September 30, 2006

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our statements of operations.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	59.2%	54.6%	58.6%	52.3%
Gross Profit	40.8%	45.4%	41.4%	47.7%
Selling Expense	21.4%	25.3%	26.2%	35.0%
General and Administrative Expense	43.0%	35.0%	45.5%	45.1%
Total Operating Expense	64.4%	60.3%	71.7%	80.1%
Loss from Operations	(23.6)%	(14.9)%	(30.3)%	(32.4)%
Other Income (Expense)	(7.8)%	3.7%	0.7%	2.1%
Loss before income taxes	(31.4)%	(11.2)%	(29.6)%	(30.3)%
Income Taxes	—	—	—	—
Net Loss	(31.4)%	(11.2)%	(29.6)%	(30.3)%

Net Sales

Net sales for the three months ended September 30, 2007 were $1,684,900 compared with net sales of $2,056,100 for the three months ended September 30, 2006. Net sales for the nine months ended September 30, 2007 were $4,486,900 compared with net sales of $5,326,800 for the nine months ended September 30, 2006. The decline of $371,200 for the three-month period and $839,900 for the nine-month period equates to 18.1% and 15.8% respectively. In 2007 we have focused our efforts in the specialty retail and museum/attraction shops markets, which provide higher profitability and are more aligned with our core competencies and brand identity objectives. We also decided to limit the amount of discounted sales to large volume, off-price retailers that tend to unfavorably impact our brand objectives and specialty and museum/attraction customers. Because

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont.)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of this effort, sales have temporarily lagged prior periods. We believe this strategy, followed by increased emphasis on sales at margin to regional and national specialty retail chains, when and with whom our brand equity and gross profit objectives can be achieved, will ultimately improve brand equity, sales revenue and profit margins. To further enhance these efforts, we are introducing several new products for the 2008 selling season, and are in the process of recruiting additional sales personnel to cover those parts of the retail marketplace representing the majority of the sales decline noted above.

Gross Profit

Gross profit decreased by $245,900 to $686,900 for the three months ended September 30, 2007, compared with $932,800 for the three months ended September 30, 2006 and decreased as a percent of net sales from 45.4% to 40.8% for the three-month periods ended September 30, 2006 and 2007 respectively. Gross profit decreased by $686,200 to $1,856,900 for the nine months ended September 30, 2007, compared with $2,543,100 for the nine months ended September 30, 2006. Gross profit as a percent of sales decreased from 47.7% to 41.4% for the nine-month periods ended September 30, 2006 and 2007 respectively. Gross margins in the period were impacted by increased cost of raw materials (resulting in temporary increases in our product cost), surcharges to the cost of importation, and the impact of fixed depreciation of our cost in product development as a variable percentage of our revenue. As part of the strategy referred to above, the inventory levels in certain products are being adjusted by some carefully planned discounting of price for items deemed not as highly demanded in our targeted distribution channels as new products that we are introducing to sales in the next seasonal cycle.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $154,500 to $1,084,00 for the three-month period ended September 30, 2007 from $1,238,500 for the three-month period ended September 30, 2006 and decreased by $1,052,200 to $3,217,200 for the nine-month period ended September 30, 2007 from $4,269,400 for the nine-month period ended September 30, 2006. This 12.5% decrease in SG&A expenses for the three-month period and the 24.6% decrease for the nine-month period is due primarily to a cost reduction initiative implemented in the third quarter of 2006 to bring current operating costs in line with actual performance. Consistent with this initiative we eliminated several staff positions, our Chief Executive Officer has been serving as Chief Financial Officer since September 2006 and our President has assumed the responsibility of managing sales staff. This has resulted in cost savings of approximately $ 38,700 for the three month period and $506,400 for the nine-month period ended September 30, 2007 as compared to the respective periods ended September 30, 2006. Revised sales programs reduced our costs incurred in delivery of our products to our customers by $138,800 for the same period. This was also partially a result of the lower sales volume. Another significant cost change was the reduction of bad debt expense by $38,400 for the three month period and $322,600 for the nine-month period ended September 30, 2007 resulting from disciplined, consistent policies in granting credit and pursuing payments from delinquent customers.

Other Income (Expense)

Interest expense related to current and long-term debt was $42,200 and $15,000 for the three-month periods ended September 30, 2007 and 2006, respectively. For the nine-month period ended June 30, 2007 and 2006 the expense was $100,600 and $39,400, respectively. The $27,200 increase for the three-month period and $61,200 increase for the nine-month period were principally due to the higher levels of borrowings under the line of credit and an increase in prime lending rate during 2007 as compared to 2006.

Other income and (expense), net is principally comprised of net gains and losses from investments in marketable securities. During the three-month period ended September 30, 2007 the net loss was $90,000 while during the three-month period ended September 30, 2006 the net gain was $90,900. During the nine-month periods ended September 30, 2007 and 2006, the net gain was $132,500 and $150,800, respectively.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont.)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loss Before Income Taxes and Net Loss

As a result of the foregoing the loss before income taxes and net loss was $529,300 for the three months ended September 30, 2007, compared with $229,800 for the three months ended September 30, 2006 and $1,328,400 for the nine months ended September 30, 2007, compared with $1,614,900 for the nine months ended September 30, 2006.

Financial Condition, Liquidity, and Capital Resources:

After taking account of non-cash items and other adjustments, our cash used in operations for the nine months ended September 30, 2007 was $671,000. The principal sources of cash from operating activities for the nine months ended September 30, 2007 were from a net decrease of accounts receivable of $666,400 and an increase in accounts payable of $1,316,500. $174,700 of cash equivalents on hand at December 31, 2006 was combined with the $46,800 borrowing, referenced below, and the realized net gains from the investment activity of $27,600 resulting in an increase in investment securities by $249,100. The remaining principal use of cash from operating activities in the same period was an increase in inventory of $1,040,500.

The principle use of cash for investing activities of $61,500 was for several product production molds and computer equipment.

After obtaining $401,600 by an increase in borrowings under our line of credit and $46,800 from borrowings under our investment account, $41,100 was used to repay mortgage principal, $7,700 was used to purchase treasury stock and $900 related to expenses incurred in connection with warrant offerings. This resulted in net cash provided by financing activities of $398,700.

In July 2007 we paid in full our mortgage held by Wachovia Bank. The mortgage, collateralized by our owned distribution center in Ocala, Florida, originated in 1998, for a loan in the amount of $750,000.

Therefore, as of September 30, 2007, we had cash and cash equivalents of $36,100, representing a decrease of $333,800 compared to December 31, 2006.

Credit Facilities:

We currently have borrowings outstanding under a working capital line of credit with Regions Bank, formally AmSouth Bank. This agreement was originally due March 31, 2007 and has been under an extension agreement through October 31, 2007. The agreement stipulated, among other things, a borrowing limit of the lesser of $2,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings were collateralized by all accounts receivable, inventories and other assets. Interest is payable at the Prime lending rate plus 150 basis points (Prime rate was 7.75% at September 30, 2007).

On October 30, 2007, we entered into the Third Loan and Security Agreement Modification and Extension Agreement with Regions Bank, to extend the term of our loan to May 31, 2008. Under the terms of the agreement the amount that we may borrow is up to $2,000,000, although, as of November 9, 2007, the balance under the line was $1,891,600. Further, we agreed to give Regions Bank an assignable first mortgage on our distribution center as additional collateral to secure the line of credit.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont.)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We will negotiate with several lenders to replace our current line of credit in 2008. Although we believe that we will be successful in replacing the current line of credit prior to May 31, 2008, on terms reasonably consistent with market conditions, there is no assurance that we will be able to do so. If we are unable to complete a new credit facility, we will have to satisfy the Regions Bank loan with our assets or seek other financing alternatives.

Off-Balance Sheet Arrangements

Should the legal judgement described in Note 9 to the condensed financial statements be upheld in its entirety or materially, or if we enter into a settlement for a substantial portion of the judgement amount, such payment could have material effect on our balance sheet.

Except for the foregoing, we had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on us.

ITEM 3.	Controls and Procedures

Disclosure Controls and Procedures

Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal quarter ended September 30, 2007. There have been no changes in our disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date management completed its evaluation.

Internal Control over Financial Reporting

On December 15, 2006, the SEC announced that it has further postponed the compliance date for reporting on internal control over financial reporting by non-accelerated filers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These registrants were scheduled to include in their annual report, a report by management on their internal control over financial reporting and an accompanying auditor’s report, for fiscal years ending on or after July 15, 2005. However, due to the SEC’s announced postponement, they must now begin to comply in their annual reports for fiscal years ending on or after December 15, 2007. As a result, our management has engage the services of an outside consultant to assist with the documentation and evaluation of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act in 2007. The documentation phase is underway to be followed by a testing period. We anticipate being in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act by December 31, 2007. In conjunction with the foregoing, there was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds

Repurchase of Securities

On May 17, 2007, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, our Board may discontinue or suspend the program at any time. As of September 30, 2007, we have repurchased 4,800 of our common shares and 145,200 remain available under the plan.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
July 1, 2007 – July 31, 2007	—	—	—	145,600
August 1, 2007 – August 31, 2007	—	—	—	145,600
September 1, 2007 – September 30, 2007	400	$1.53	400	145,200
Total	400	$1.53	400	145,200

ITEM 6.	Exhibits

A.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer and Chief Financial Officer- Sarbanes-Oxley Act Section 302 Certification

32.1	Chief Executive Officer and Chief Financial Officer- Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: November 14, 2007	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)