Form 10KSB
period 2007-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2008-03-31
CIK 747435

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

000-13118
(Commission File No.)

ACTION PRODUCTS INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization	59-2095427 (I.R.S. Employer Identification No.)

1101 N. KELLER RD., SUITE E ORLANDO, FLORIDA (Address of principal executive offices)	32810 (Zip Code)

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

State issuer’s revenues for its most recent fiscal year: $6,100,400.

As of March 26, 2008, the number of shares held by non-affiliates was approximately 3,169,400 shares. The approximate market value based on the last sale (i.e. $0.99 per share as of March 26, 2008) of the issuer’s Common Stock was approximately $3,137,700.

As of March 26, 2008, there were 5,451,400 shares of issuer’s common stock outstanding.

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

Overview
Action Products International, Inc. is a global manufacturer and distributor of brand-focused educational toys and activities within the consumer products’ industry. Originally incorporated in New York in 1977, the Company relocated its operations and state of incorporation to Florida in 1980, and refocused its efforts on distributing education-oriented toys, children’s books, stationery and souvenirs, supplying to museum gift shops exclusively. In 1997 a new business model was developed around our toy business to develop and a portfolio of Company designed products and brands while expanding product distribution.

Today, our “Toy & Craft” business designs, manufactures and markets a diversified portfolio of educational, positive and non-violent brands of toys, crafts, gifts and activity products, to various retailing channels such as independent toy, gift, craft and hobby stores, specialty retail chains, museums, zoos, aquariums, theme parks and attractions primarily in the United States and Canada.  Since moving away from distribution for other manufacturers and publishers, we developed new proprietary products through internal development, licensing and acquisitions.

Operational Strategies

We believe children learn materially through their leisure activities and structured learning benefits from directed play and exploration.  It is our objective to meet increasing consumer demand for healthy play products and activities and deliver learning-play via the Internet through:

i.	Organic growth

Our plan is based on increasing sales turnover, diversifying into new distribution channels (“sell-in”), penetration of our current product distribution channels (“sell-through”) and increasing our consumer brand equity.

ii.	New acquisitions

We target operating entities or assets that will be accretive to our common stock and market capitalization.  In addition to such targets, we actively pursue lucrative yet prudent licensing arrangements.

In October 2000 we acquired certain assets of Earth Lore Ltd., an award winning, privately held Canada-based maker of popular educational excavation kits for children.  The acquisition provided us with a product line, and customer base that complemented our existing brands.

In December 2001, we acquired a license agreement with the developers of the PBS children’s television show Jay Jay The Jet Plane™ to develop and launch products based on this popular children’s series.

Business Divisions

Our toy and craft operation primarily designs, markets and sells educational toy products under the umbrella name “Action Products®”. Products include premium wooden toys, action figures, play-sets, activity kits and various other playthings with a strategic emphasis on non-violent, educational and fun topics such as space, dinosaurs, science, and nature. Marketing and promotion programs focus on individual brands such as CURIOSITY KITS®, SPACE VOYAGERS®, CLIMB@TRON™, I DIG DINOSAURS®, WOODKITS™, , PLAY & STORE™, and JAY JAY THE JET PLANE™.

Our top contributing brands are I Dig Dinosaurs® (and related), Curiosity Kits®, Jay Jay The Jet Plane™, Space Voyagers®, and Play & Store™. The Curiosity Kits® brand acquired April 2004 contributed $1.5 million to our net sales in 2007, and is being revamped for reintroduction in mid-2008. an. The EarthLore® I Dig Dinosaurs® brand continues to be a strong brand group and contributed over $1.4 million to net sales in 2007. Our other brands, including Jay Jay the Jet Plane, Drop Zone Extreme™, Space Voyagers® and Play & Store™, contributed the remaining $3.2 million net sales in 2007.

Management

Following three consecutive years of revenue increases and balance sheet improvement, we recruited a seasoned industry executive in 2005 that had broad-based industry experience. His specific duties were to rapidly expand the business, and value of our brands, principally by reaching larger, national retail chains. These objectives were not realized, instead we experienced a significant decline in sales, substantial margin erosion, and increased operating expenses. in July 2006 our Board accepted the executive’s resignation.

Immediately following the executive’s resignation, we implemented a cost reduction program that reduced operating expense by approximately $600,000 annually, while affording us the ability to sustain our product development efforts. In October 2006 an operations management consultant was retained to revitalize the operational performance of the toy and craft business by refocusing on the our original “non-promotional” or “specialty” brand and distribution strategies. In February 2007, the executive was named President and Chief Operating Officer. During his tenure, we developed new products for our I Dig Dinosaurs® and Play and StoreTM lines and reestablished a relationship with the original creator of Curiosity Kits® to generate new product for the brand. Contemporaneously, a new theme brand called Crazy for CupcakesTM was created to capitalize on the growing popularity of the sweet bakery treat.

Net sales for the year ended December 31, 2007 were $6,100,400 compared to $7,437,100 in 2006, which represented an 18% decrease. This was largely due to a decrease in sales to mass market accounts. Similarly, sales of Curiosity Kits and Jay Jay The Jet Plane™ also decreased; with the decrease in Jay Jay The Jet Plane™ sales reflecting a decline in nationwide television carriage of the Jay Jay children’s show.. In response to these circumstances, we curtailed operating expenses and increased our investments in product development while restructuring our sales and marketing management.

Market Opportunity

Consumers are transitioning to on-line supported product purchases. We continue to seek new businesses to acquire which will expand our revenue potential and better leverage our fixed cost base. While distribution systems continue to change at an increased rate, the consumer trends gravitate to increasingly knowledgable parents and child caring adults. These more informed purchasers seek products and services that treat their children as learners rather than merely a consumer.

The principal markets for our toy and craft division’s products are consumers who purchase through specialty retailers, toy stores, the toy departments of national and regional chain retailers, museums and attractions, parent/teacher stores, mail order catalogs and increasingly the Internet. We currently compete primarily in the preschool and elementary school age categories in the United States and some international markets. We believe we are well positioned to grow faster than the traditional retail markets we participate in and our long-term goal is to capture a significant share of these markets.

We expect consumer preferences to drive increased spending on educational products and redefine markets for our toy and activity markets. Parents are concerned about the education of their children including the influence of safe and positive play. This concern is influenced by a number of factors, including the growing pressure for children to excel in an increasingly knowledge-based society. In turn, there is increasing emphasis in the United States and internationally on promoting interest in, and encouraging appreciation of, education, “edutainment” natural sciences and our environment. In sum, there has been a an upward trend in home activities noted in reports on do-it-yourself and at home or “nesting” activities. We believe these trends provide Action Products a significant market opportunity and can act in concert with the growing dependency on the Internet –a new conduit into ‘speak’ directly with consumers regarding their preferences, our products and services, and their availability.

Several of our product lines which include I Dig™, Curiosity Kits® and Space Voyagers® appeal to the international consumer. We expect our foreign sales to grow in the future as we continue to execute on globalizing our testing and packaging and establishing new distribution agreements with foreign customers.

Our Market Position

Unlike promotional toys, Action Products brands emphasize quality and are a healthy alternative for consumers looking to avoid the negative influences of less positive play patterns and the exploitative, short-lived aspects of promotional toys. We believe we are well positioned to capitalize on the increased worldwide emphasis on education, “edutainment” and the trend towards encouraging children’s interest in positive play and their surroundings. We believe our innovative products meet this increasingly important market need.

Our Corporate Strategy

Our Corporate goal is to maximize value for our stakeholders. We are implementing strategies for expansion through mergers, acquisitions, distribution agreements and strategies to expand our current toy and craft business. Our goal is to become the leading provider of educational, positive, non-violent toys for ages 2-10 through specialty retailers and selected chain stores in the U.S. and international markets.

Our Products

Our products consist of toys and activity kits for children packaged and marketed under a diversified portfolio of brands. This mitigates the risks associated with single brand strategies and builds influence with our distribution channels as a provider of multiple best selling product lines designed to create long-term sales streams for our retail dealers and us. We realize not all brands have the same sales, distribution or longevity potential, however we believe creating brand equity amongst a core of diversified brands is important to our long term success and in the best interest of our shareholders. Following are descriptions of several of our key brands:

Curiosity Kits®
Founded in 1988 and acquired by Action Products in 2004, Curiosity Kits has been a leading brand in the children’s arts & crafts segment. Curiosity Kits encompasses a variety of craft activity kits, with everything from innovative science kits to activities with sculpting, drawing and painting for self-expression. Curiosity Kits focuses on offering high quality materials, tools, and the information needed to imagine and create lasting treasures while learning and having fun. In 2007 we reestablished a creative relationship with the original creator of the brand and will be introducing over twenty-five new products in 2008. Curiosity Kits has received several awards including the Dr Toy’s 100 Best in 2006, Creative Child Magazine Top Creative Toy Award and the Preferred Choice Award Toy of the Year Finalist in 2006 and 2005 and the Oppenheim Toy Portfolio Gold Award in 1998, 2000, 2001, 2002 and, 2004.

I DigTM Excavation Adventures
Our I Dig™ Excavation Adventures let children imagine they are modern day dinosaur hunters, archaeologists and treasure seekers. Using steel tools, children dig through dust free “rock” to unearth replica dinosaur bones, buried treasure and Egyptian artifacts. This line was expanded in 2007 with the introduction of two I Dig™ Adventures: an Arrowhead and Gold Rush dig. New for 2007 are more dinosaurs and other archaeological themes with the core I Dig scientific slant, and in development are some very imaginative themes with greater emphasis on the fun aspect of the digs.

Space Voyagers®
Our Space Voyagers® line combines vehicles from space programs of the past, present, and near future. This line of astronaut action figures and accessories is designed to appeal to both children and parents on two levels. The products are physically designed, decorated and packaged to appeal to the child’s sense of “cool” state-of-the-art figure based play, with scenarios of risk and heroism. The absence of violence and the inherently educational attributes of space exploration, science and discovery appeal to a wide variety of consumers.

Climb@Tron™
Climb@trons are interplanetary robots that climb up, down, around, and even upside down on smooth surfaces like windows, mirrors and cabinets using powerful suction cups and vacuum technology and auto reverse action to keep Climb@Tron™ going even after bumping into barriers. This is a consistent seller for Action Products in museums and attractions.

Jay Jay The Jet Plane™
Based on the animated series, Jay Jay The Jet Plane, Action Products’ Jay Jay the Jet Plane Wooden Adventure System™ comprised of characters and accessories, has been designed specifically for children ages 2 to 5, using high quality wood. In 2006 we executed a quality improvement program with our vendors in China, yielding an improved level of safety, thoroughly testing each wooden character, allowing us to announce in 2007 that age grading decreased to 2+ for the 14 wooden characters; this more closely reflects the identified younger audience of children who are Jay Jay fans. The television reach for Jay Jay The Jet Plane™ moved to the exciting new PBS Kids SPROUT TV network. This new private/public national cable and satellite network is a more strongly supported joint venture including HIT Entertainment, Comcast, and Sesame Workshop, providing a new, national platform for Jay Jay the Jet Plane. New items were initiated in 2006 with the goals of: supporting the child’s play of the complete system, drive gift giving of the Jay Jay character, and build products and promotions that enhance the retailer’s presentation in the store.

Kidz Workshop™
Our Kidz Workshop line includes the award winning EZ Build Projects™ that promote confidence-building, fun-to-assemble where one tool does it all; Kidz Workshop fits the bill for children ages 7 and up. EZ Build Projects are winners of Dr. Toy’s 10 Best Socially Responsible Toys and 2002 100 Best Children’s Products awards.

Licensing
In December 2001 we signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The popularity of this PBS children’s cartoon made for a very successful launch of the product in the fourth quarter of 2002. The initial term of the agreement which expired in December 2004 and was extended at our election to December 2005. In January 2006 we signed a new licensing agreement that expires in December 2008.

In February 2007 we signed an agreement exiting the exclusive licensing agreement with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®. The term of the original Agreement was for four years expiring on February 28, 2009, with a two-year extension through February 28, 2011 subject to our company meeting certain minimum royalty requirements during the initial term. As a result of poor sales in 2005 and 2006 with no future expected benefit to our company, Taffy Entertainment, LLC and our company mutually agreed, in February, 2007, to terminate the contract for a final settlement amount of $35,000 plus remaining licensed product.

In May of 2007 the Company entered into a merchandising license agreement with the American Museum of Natural History to produce and sell its Ology brand products. The agreement expires June 30, 2010 and contains sales quotas and minimum royalty payments due for each annual period ending on June 30.

In November 2007 the Company entered into a product development and royalty agreement with a consultant to revamp packaging of existing Curiosity Kits products and produce new product concepts for the Curiosity Kits brand. The agreement expires September 30, 2008 and provides for royalty payments on annual aggregate net sales for the life of the products specified in the agreement.

We will continue to selectively seek out appropriate licensing agreements that support our objective to develop exclusive quality brands with long-term sales growth potential.

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced product manufacturing services and to concentrate our internal resources on product development, sales and marketing. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. We use several OEM contract manufacturers to source components and build finished products to our specifications. We currently use approximately 25 contract manufacturers located in the United States, Hong Kong and China to build our finished products. The suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies.

During 2007 and 2006 our largest single manufacturer supplied 25% and 29% respectively, of our products and our top three manufacturers combined supplied a total of 60% for both periods. We believe that other manufacturers are available to us should any of our significant manufacturers, including our largest manufacturer, be unable or unwilling to continue to manufacture our products for us.

Based on our net sales in 2007, major retailers and international distributors took title to approximately 5% of our products directly from our manufacturing facilities in Asia. However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and other retailers and distributors throughout the U.S. and Canada.

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

We capitalize on strategic marketing campaigns, point of purchase displays and creative package design to build brand equity and promote product sell-through. We partner with our retail customers nationally to sponsor I Dig™ Dinosaurs Play Days, featuring a dinosaur dig site allowing groups of children to participate in a live product demonstration. We also promote an in-store Woodkits Fixture Program, placing new merchandise racks in retail outlets throughout the U.S. and Canada. Retailers ordering a prescribed assortment and quantity of wood kit products are eligible for this program.

Trade advertising remained a core marketing tool in 2007. We placed ads throughout the year in trade publications including Playthings, The Toy Book and publications of the American Specialty Toy Retailers Association (ASTRA) ) as well as consumer catalogs published by retailers and advertising cooperative groups such as Learning Express, and The Good Toy Group.

Sales and Distribution

We service customers in all fifty U.S. states and the District of Columbia, and export to a number of foreign countries including the United Kingdom, Spain, Canada, Germany and Kuwait.

Our management focuses its efforts on growing our customer base by increasing our penetration and presence in new and existing distribution channels. Museum stores and attractions throughout the U.S. and around the world served as our primary customer base since the inception of our company. While this niche provided us with a solid foundation for growth, we have successfully expanded our distribution to national toy stores, specialty retailers and other available retail outlets. We have a diversified customer base including some of the major toy retailers in the U.S. and Canada. Ten large customers accounted for approximately 28% of our net sales in 2007. Our largest single customer accounted for approximately 5% of our total net sales.

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

International Operations, Sales and Manufacturing

Overall revenues from our international sales represented approximately $0.4 million or 6% of our total revenues in 2007 and $0.5 million or 6% in 2006. Slightly less than 85% of international sales were made in Canada and the United Kingdom. Revenues from other international customers still represent a limited percentage of our total revenues.

Although we have a formal distribution agreement for The United Kingdom, we also sell to other international accounts and distributors on a direct basis.

In general, international sales are subject to inherent risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws. Our products are produced by approximately 25 outside manufacturing companies in the U.S., Hong Kong and China, and are imported directly by us as finished goods. Though we did experience some delays in shipment in the fall of 2002 due to a prolonged work stoppage at 28 west-coast shipping ports, the effect was mainly a delay in sales and over the long term did not have a materially adverse effect on our business. We do not expect this event to reoccur any time soon, nor do we expect to be impacted by any of the other risks listed below. There are no assurances that such events will not occur in the future and possibly result in increases in costs and delays of, or interference with, product deliveries resulting in losses of sales and goodwill. We experience minimal currency risk because these foreign sourcing transactions are conducted using U.S. dollars.

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

Competition

Our business is highly competitive and we compete for shelf space with various toy manufacturers, importers and distributors, such as Leapfrog with approximately $500 million in sales of educational toys; Learning Curve (which was acquired by RC2 Corporation) with over $100 million in sales to specialty retailers; Jakks Pacific which keys its growth to acquisitions; and a number of smaller companies primarily having single product lines and often privately owned. Our ability to compete successfully is based upon our core competencies, including our experience in conceptualizing and developing quality toys that are themed as non-violent and educational, our unique ability to perform a wide range of specialized “same day” shipment on most domestic orders and outstanding customer service. Our manufacturer representative firms and in-house sales professionals maintain regular and close contact with direct customers. Our reputation, customer service and unique brand offerings enable us to build and maintain customer loyalty.

Product Design & Development

The company works to refresh and redesign existing toy product lines and to develop innovative new toy product lines. During 2007 and 2006 we spent $259,800 and $64,100, respectively, in connection with the design and development of new products.

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

Personnel

As of December 31, 2007, we had 32 employees worldwide, including three executive officers, five sales and customer support personnel, five marketing and product development personnel, nine distribution personnel and ten administrative and procurement personnel. We offer our employees a benefits package that includes health and life insurance plans, a 401(k) plan and an employee-contributed IRC Section 125 health plan. Employees are required to sign a non-compete agreement prohibiting direct competition with us for at least a one-year period following termination of their employment. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Orlando, Florida, where we lease a 6,000 square foot suite in a business district near downtown Orlando, staffed by executive, sales, marketing, importing and graphics personnel. We are currently on a short-term sublease that expires July 12, 2008. We intend to extend the lease for an additional 12 months through July 2009. We believe the lease rate will be increased moderately .

In addition, we own a distribution facility in Ocala, Florida. The Ocala facility, which we have owned for over twenty years and houses our distribution center, is comprised of a 35,000 square foot mixed use building and 2.5 acres of land. This facility, which is situated in an industrial park comprised of similar facilities, is expected to be sufficient to meet the current major portion of our warehousing and distribution needs. When peak warehouse space has been required we have been successful at obtaining additional space at reasonable rates in the vicinity of our facility.

There are no current plans to renovate or expand the facility. We follow a course of regular repair and maintenance to the structure and fixtures that keep the facility in good operating condition. In addition we maintain sufficient insurance to effect the replacement or repair of the facility.

In April 2006, we entered into a one year lease for 15,200 square foot of temporary storage in Ocala primarily for bulky Curiosity Kits product. When the one year temporary storage lease expired in April 2007, we leased a different property in Ocala for one year with an option to renew on a monthly basis for up to one additional year.

ITEM 3.	LEGAL PROCEEDINGS

In November 2006, a final judgment was entered in the Circuit Court of the Eighth Judicial District in Alachua county, Florida, in the amount of $5.1 million (bearing annual interest at 9%) in a civil lawsuit against Kid Galaxy, Inc of Manchester, NH, and its parent company Lung Cheong International Holdings Ltd., and Timothy L. Young. The defendant filed notice of appeal and provided a cash bond to cover the verdict amount plus nine percent interest for two years. Through December 2007 the appellants’ petitions to overturn the ruling had been denied. In light of the appellants’ extremely limited avenues for further appeal, , the expected net proceeds from the judgment of approximately $3.23 million are included as other income in the statement of operations.

On February 15, 2008, approximately $5.66 million in gross proceeds was distributed to the Company and its legal counsel, net of costs and contingency fees the Company received approximately $3.23 million.

We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “APII.” The following table represents the range of the high and the low bid quotations for each fiscal quarter for the last two fiscal years ended December 31, 2006 and 2007. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High

March 31, 2006	$2.10	$2.80
June 30, 2006	$1.81	$2.40
September 30, 2006	$1.35	$2.14
December 31, 2006	$1.46	$3.10

March 31, 2007	$1.36	$1.74
June 30, 2007	$1.48	$1.80
September 30, 2007	$1.15	$1.73
December 31, 2007	$0.45	$1.89

On March 26, 2008, the closing price of our common stock was $0.99 and we had approximately 1,300 record owners of our common stock.

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

On April 24, 2003 we announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00. On June 6, 2006, the company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of December 31, 2007 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

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

On October 28, 2005 we announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 31, 2007, the company’s Board of Directors extended the expiration dates of the warrants from January 31, 2007 to January 31, 2008 at $3.25 per share and from February 1, 2008 to December 31, 2010 at $3.75 per share. On January 30, 2008, the company’s Board of Directors extended the expiration dates of the warrants from January 31, 2008 to January 31, 2009 at $3.25 per share and from February 1, 2009 to December 31, 2011 at $3.75 per share. Approximately 5,197,200 warrants were distributed upon effectiveness of a registration statement filed on July 20, 2006.

Recent Sales of Unregistered Securities

Other than as previously disclosed in the company’s SEC filings, there were no issuances or sales of our securities by us during the fourth quarter of 2007 that were not registered under the Securities Act.

Repurchase of Securities

On May 17, 2007, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, our Board may discontinue or suspend the program at any time. As of December 31, 2007, we have repurchased 2,900 of our common shares and 147,100 remain available under the plan.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
October 1, 2007 – October 31, 2007	-	$-	-	147,400
November 1, 2007 – November 30, 2007	-	$-	-	147,400
December 1, 2007 – December 31, 2007	300	$0.90	300	147,100
Total	300	$0.90	300	147,100

ITEM 6.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2007 and 2006 should be read in conjunction with our consolidated financial statements included in Item 7 in this Annual Report.

When used in conjunction in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in “Factors that May Affect Future Results and Market Price of Our Stock” of this Item 7.

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

In 2006, our Board of Directors demanded changes in our operations to address the losses being incurred, the lack of progress in expanding operations and the creation of economies of scale necessary to be a profitable public company. The significant changes implemented as of December 31, 2007 are:

•
Management Restructuring– In February 2007, we appointed Richard Malagodi, an experienced executive in the consumer products industry, as President and Chief Operating Officer. Mr. Malagodi, who resigned in January 2008, reinvigorated our product development efforts and reestablished a relationship with the founder of Curiosity Kits to enhance the sales and marketing programs of this important brand founder . In November 2007, Robert Burrows, was appointed as Chief Financial Officer. We intend to continue to evaluate alternatives to improve our management, operations and sales personnel.

•
Cost Reduction– In the third quarter of 2006, we implemented a cost reduction initiative to bring current operating costs in line with actual performance and take advantage of changes available for increasing operational efficiency.

•
Organic Business Development– We are working to expand our award-winning, best-selling, product lines and pursue new distribution channels. Through cost effective measures, such as early delivery of new sales materials, we are seeking to reinvigorate shelf presence and retail sales of our key product lines and build brand equity.

•
Pursue Acquisitions– We are pursuing acquisition opportunities, both within and outside our toy and craft business. We believe that we can increase revenues and generate economies of scale through acquisitions of complimentary assets. We are also considering products outside our core products and increase revenue by leveraging our existing sales and distribution channels.

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

Intangible Assets

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and through December 2001 was amortized over a 15-year period on a straight-line basis. Subsequent to December 2001, goodwill is no longer amortized but, instead, is tested at least annually for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Management believes, based on the testing performed during 2007, that goodwill is not impaired.

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

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On December 31, 2007 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $72,200 and $121,000 for the twelve months ended December 31, 2007 and 2006, respectively. No tax benefit was recognized related to share-based compensation expense since we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented. As of December 31, 2007 there was no unrecognized compensation cost related to these share based compensation arrangements.

There were no options granted during 2007. The weighted average fair value of options granted during 2006 was $1.03 per option. On November 5, 2007 the Company’s Board of Directors granted 225,000 shares of common stock to its new Chief Financial Officer as part of his compensation package. The compensation value was based on $1.40 per share market value on the date of grant. The compensation expense for each layer is being recognized over the vesting period of the individual layers. Compensation cost of $58,700 was charged as operating expense during the fourth quarter of 2007. As of December 31, 2007, $256,300 remained as unearned compensation cost from this grant. This unearned share-based compensation cost is expected to be amortized over two years.

Results of Operations

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	2007	2006
Net Sales	100.0%	100.0%
Cost of Sales	57.9%	57.1%
Gross Profit	42.1%	42.9%

Selling Expense	26.7%	35.3%
General & Administrative Expense	46.0%	42.9%
Total Operating Expense	72.7%	78.2%

(Loss) from Operations	(30.6)%	(35.3)%

Other Income/(Expense)	51.1%	(1.2)%
Income (Loss) Before Income Taxes	20.5%	(36.5)%
Taxes	0.0%	0.0%
Net Income (Loss)	20.5%	(36.5)%

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Net sales decreased by $1,336,700 or 18.8% to $6,100,400 in fiscal 2007 from $7,437,100 in fiscal 2006. Management attributes the decrease to a decline in sales to:

•	Lower sales to selected mass market accounts of $575,000

•
Reduced sales of our Jay Jay line in specialty (non-toy), independent toy stores and internet accounts of $230,000 due to a decline in retail support resulting from a decrease in nationwide television carriage of the Jay Jay children’s show.

•	Reduced demand for our Curiosity Kits products in specialty (non toy), independent toy store and internet accounts of $385,000 associated with changes in packaging and fewer new product introductions

Gross profit decreased by $622,300 or 19.5% to $2,571,000 in fiscal 2007 from $3,193,300 in fiscal 2006. As a percentage of sales, gross profit decreased to 42.1% in fiscal 2007, compared to 42.9% in fiscal 2006. The decrease in gross profit is attributable principally to the decrease in sales discussed above. The moderate decrease in gross profit percentage was attributable to higher importation expenses, product costs and reduced selling prices resulting from closeout sales of certain ToddWorld and Curiosity Kits products which were largely offset by decreased packaging costs and reserves for slow moving inventory.

Selling, general and administrative (SG&A) expenses were $4,436,500 and $5,821,800 in fiscal 2007 and 2006, respectively. The $1,385,300 or 23.8% decrease in SG&A expenses is due primarily to the following:

•	Decrease in doubtful accounts expense of $417,000
•	Compensation decrease of $352,000 due principally to staffing reductions in fulfillment and corporate staff
•	Decrease in brand licensing of $169,800 due primarily to termination of license agreements in 2006
•	Decrease in freight out of $144,800 resulting principally from the decrease in sales.
•	Decrease in depreciation of $88,200
•	Decrease in commissions of $67,300 resulting principally from the decrease in sales.
•	Decrease in professional services of $32,800 due primarily to decreases in legal and consulting fees.

Interest expense related to all borrowing arrangements was $145,000 and $62,900 in fiscal 2007 and 2006, respectively. The $82,100 increase is due primarily to an increase in the average monthly balances on our line of credit.

Other income/(expense) was $3,265,000 and ($23,800) in fiscal 2007 and 2006 respectively. The increase was primarily attributable to recognition of the proceeds collectible from the litigation settlement.

Net Income in fiscal 2007, as a result of the foregoing, was $1,254,500 or $0.24 per share compared to a net loss of $2,715,200 or $0.52 per share in fiscal 2006.

Liquidity and Capital Resources

As of December 31, 2007, current assets were $7,512,400 compared to current liabilities of $4,597,600 for a current ratio of approximately 1.6 to 1 compared to 1.6 to 1 as of December 31, 2006.

We had cash and cash equivalents of $44,400 and $369,900 as of December 31, 2007 and 2006, respectively, representing a decrease of $325,500.

As of December 31, 2007, we had working capital of $2,914,800 as compared to $1,666,300 at December 31, 2006 representing an increase of $1,248,500.

We had net cash flows used in operations of $1,133,000 in fiscal 2007 compared to net cash flows provided by operations of $3,900 in fiscal 2006, representing a decrease of $1,136,900. Principal uses of liquidity in operating activities for the fiscal year 2007 were:

• an increase of $3,233,700 in other receivables resulting from the anticipated collection of the litigation judgment
• an increase of $498,300 in inventories resulting from lower than expected sales in the fourth quarter
• a net increase in investment securities of $369,800
• an increase in other assets of $310,200 resulting primarily from an increase in capitalized product development costs
• a decrease of $185,700 in accrued expenses attributable principally to the payments of accrued license fees and inventory purchases partially offset by:
• a decrease of $533,800 in accounts receivable due primarily to a decrease in revenues and improved collections,
• an increase in accounts payable $1,342,600 due primarily to the lengthening of payment terms with several of our vendors, and,
• a decrease in prepaid expenses of $65,600 due primarily to reductions in prepaid insurance costs, marketing and trade show costs

Principal sources of cash from investing and financing activities during fiscal 2007 were:

• borrowings under our line of credit of $782,000 and
• borrowings in our investment account of $141,800

Principal uses of cash from investing and financing activities during fiscal 2007 were:

• property and equipment acquisitions of $66,400, and
• repayment of mortgage principal of $41,100.

At December 31, 2007, we had $1,960,400 of borrowings under our line of credit (“the Revolver”), an increase of $782,000 from $1,178,400 as of December 31, 2006. Under the credit agreement for the Revolver, we are subject to financial covenants related to the maintenance of certain asset balances and financial ratios. We are in compliance with all covenants as of December 31, 2007. The borrowing limit under the Revolver is $2,000,000. The eligible borrowing balance at December 31, 2007 was $2,000,000. Interest is payable monthly based on a variable rate equal to Prime rate (7.25% as of December 31, 2007) plus 150 basis points. The Revolver was entered into in September 2005 and initially matured on August 30, 2006. The Company has received various extensions, with the current term ending May 31, 2008 and is reviewing options with other financial institutions to replace the existing facility.

We extend credit to our customers, generally on terms that require payment within 30 days. Some customers participate in an accounts receivable extended payment terms program, pursuant to which payments for products are delayed for up to 120 days. We believe this is consistent with normal practices in the industry.

During 2007, we recorded depreciation and amortization of approximately $254,700 compared to $403,100 for fiscal 2006. The decrease in depreciation and amortization is mainly attributable to decreased depreciation of fixed assets. In addition, we invested $66,400 and $91,200 in the acquisition of new property and equipment in 2007 and 2006, respectively.

Shareholders’ equity at December 31, 2007 increased by $1,318,000 to $5,485,500 compared to $4,167,500 at December 31, 2006, due primarily to 2007 net income of $1,254,500.

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

The following table summarizes our outstanding borrowings and long-term contractual obligations at December 31, 2007, and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period
Contractual Obligations	Total	On or prior to 12/31/08	January 1, 2009 to December 31, 2009	January 1, 2010 to December 31, 2010
Credit Facility	$1,960,400	$1,960,400	$-	$-
Minimum Royalty Payments	95,000	45,000	20,000	30,000
Total Contractual Cash Obligations	$2,055,400	$2,005,400	$20,000	$30,000

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

The following table sets forth selected unaudited quarterly statements of operations information for 2007 and 2006. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. During the last two years net losses occurred for the first six months when approximately 45 percent of our sales are recognized. Operating losses continued in the second six months of 2007 as a result of the decrease in sales related to certain mass accounts and the Jay Jay the Jet Plane and Curiosity Kits lines. We expect that we will continue to incur losses during the first six months of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

Fiscal Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,369,200	$1,432,800	$1,684,900	$1,613,500	$6,100,400
Gross profit	591,200	578,700	686,900	714,200	2,571,000
Loss from Operations	(565,800)	(397,500)	(397,100)	(505,100)	(1,865,500)
Net income (loss)	$(548,800)	$(250,300)	$(529,300)	$2,582,900	$1,254,500

Fiscal Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,635,700	$1,635,000	$2,056,100	$2,110,300	$7,437,100
Gross profit	787,500	822,800	932,800	650,200	3,193,300
Loss from Operations	(633,900)	(786,700)	(305,700)	(902,200)	(2,628,500)
Net Loss	$(585,800)	$(799,300)	$(229,800)	$(1,100,300)	$(2,715,200)

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

Factors associated with our business

If we incur net losses, our ability to satisfy our cash requirements may be more difficult. We incurred a net loss of approximately $2.7 million in fiscal 2006 and an operating loss of approximately $1.9 million in fiscal 2007. If we fail to generate operating income and net income, we could have difficulty meeting our working capital requirements.

We have substantial cash requirements and may require additional sources of funds. Additional sources of funds may not be available or available on reasonable terms. We have substantial cash requirements in connection with our operations and debt service obligations. In addition, new product development, which is key to the success of our business, is cash intensive. If the cash we generate from our operations or from our other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds. Our revolving line of credit (the “Revolver”) was scheduled to expires and be due March 31, 2007. The Company has received various extensions the current term ends May 31, 2008 and is reviewing options with other financial institutions. At December 31, 2007 the Company was in compliance with the covenants specified in the agreement. We are also looking at alternatives to replace the Revolver. We cannot assure you that we will be able to extend or replace the Revolver, or that additional sources of funds would be available or available on reasonable terms. If we do not extend or replace the Revolver, and generate sufficient amounts of capital to meet our cash requirements at the times and on the terms required by us, our business will be adversely affected.

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

Our officers and directors control a large percentage of outstanding stock and may be able to exercise significant control. Our current officers and directors beneficially own 22% of our common stock on a fully diluted basis. As a result, current management will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

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

The issuance of additional shares of common stock or the exercise of outstanding options and warrants will dilute the interests of our shareholders. As of March 26, 2008, we had 5,451,400 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 9,548,600 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders. Further, if all our outstanding options and warrants are exercised, we will have approximately 12,618,000 shares outstanding. Thus, the percentage of shares owned by all existing shareholders will be reduced proportionately as options and warrants are exercised. The table below summarizes our current outstanding common shares, options and warrants:

Common Shares, Options and Warrants	Number of Common Shares	Number of Common Shares underlying Options and Warrants	Total

Common shares issued as of March 26, 2008
issued	5,660,000	-	5,660,000
less treasury shares	(208,600)	-	(208,600)
Options outstanding as of March 26, 2008
currently exercisable	-	244,000	244,000
currently unexercisable	-	20,000	20,000
Warrants outstanding as of March 26, 2008 (all warrants are currently exercisable)
public warrants	-	6,902,600	6,902,600
TOTAL	5,451,400	7,166,600	12,618,000

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-18 and are incorporated herein by this reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.

There were no changes in the company's internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the names and ages of the executive officers and directors of our company as of March 26, 2008, their respective principal occupations or employment during the past five years, and the period during which each has served as a director our company.

Name	Age	Position

Ronald S. Kaplan	42	Chief Executive Officer/Chairperson of the Board/Director
Robert Burrows	53	Chief Financial Officer
Scott Runkel	60	Director

Cecilia Sternberg	57	Director

Ann E. W. Stone	55	Director

Each member of the Board of Directors serves for a one-year term expiring at the 2008 annual meeting of shareholders. Robert Burrows was appointed as Chief Financial Officer and Secretary on November 5, 2007. The position had been filled by Ronald Kaplan on an interim basis.We accepted the resignation of Richard Malagodi as President on January 30, 2008. All officers serve at the discretion of the Board of Directors.

Ronald S. Kaplan, Chairman and Chief Executive Officer. Ronald Kaplan has served as a Director since 1991, our company’s Chief Executive Officer since 1996, Chairman since November 2005 and Chief Financial Officer since September 2006. He is the son of our company’s Founder, Judith Kaplan, and Warren Kaplan, who was the former Chairperson. Prior to becoming an executive officer of our company Mr. Kaplan’s professional experience includes retail store operations, wholesale sales, marketing, purchasing and service in the United States Army where he held a secret clearance level. Prior to becoming CEO he managed Logo America, an apparel and promotional products sales and manufacturing business. Mr. Kaplan’s experience also includes several corporate divestitures and acquisitions. Mr. Kaplan also serves on the Board of Trustees of the Orlando Science Center, and on the Board of Directors of the American Specialty Toy Retailers Association.

Robert Burrows, Chief Financial Officer. Robert Burrows has served as Chief Financial Officer since November 2007. Mr. Burrows has extensive experience, with both public and private companies, as chief financial and accounting officer. From February 2006 to September 2007, he served as Chief Financial Officer of FDN Communications, a provider of facilities-based, business-class communications services in the Southeastern United States. From March 2005 to February 2006, Mr. Burrows served as Chief Financial Officer, Secretary of LightPath Technologies, Inc., a manufacturer of optical materials and components to manipulate light. From July 2001 to March 2005, he was Action Products International’s Chief Financial Officer and Secretary. From 1999 to 2001, Mr. Burrows was Chief Financial Officer of Lawgic Publishing, a venture funded internet application service provider of intelligent legal software. Prior to joining Lawgic Publishing, he held various financial and operational positions with companies such as General Electric, Lockheed Martin and HBO & Co. Mr. Burrows earned a Masters of Business Administration from the Rollins College Crummer School of Business and a Bachelor of Science in accounting and finance from the University of Virginia.

Scott Runkel, Director. Scott Runkel, a member of the Board of Directors since 2002, is the Chief Financial Officer of Gencor Industries Inc. (GNCI.OB) a $75 million leading manufacturer of heavy machinery used for the production of highway construction materials, based in Orlando, Florida. Mr. Runkel has over 30 years experience as a financial executive. Previously Mr. Runkel was an Audit Partner and Director of Entrepreneurial Services at Ernst & Young. He was also a partner and co-founder of Curry & Runkel Financial Services, a firm specializing in financing and consulting for privately owned businesses. He received his B.A. degree in accounting from the University of Wisconsin-Oshkosh, and is a CPA. Mr. Runkel chairs our audit committee.

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

Cecilia Sternberg, Director. Cecilia Sternberg has more than 30 years’ experience in the gifts and crafts business. In the 1970s she founded Sunburst Guild, a retail establishment of local craft and art. Ms. Sternberg was a partner and President of Cal Sternberg & Associates sales agency, where, during her tenure, sales increased from $5 million to $23 million. From 1983 to 1988, she served as a consultant for Sony Corporation’s of Japan’s Gift Division where she was responsible for developing products suitable for the gift industry in the United States and European markets. In 1989, Ms. Sternberg founded and is the owner and president of Accord, Inc., dba Compass marketing, a gift manufacturing company. Ms. Sternberg serves on numerous advisory boards within the gifts and crafts business.

Audit Committee

The Board has a standing Audit Committee. The current members of the Audit Committee are Mr. Runkel, Ms. Sternberg and Ms. Stone. Ms. Sternberg was appointed to the Audit Committee on May 31, 2007. Each of Mr. Runkel , Ms. Sternberg and Ms. Stone qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Each of Mr. Runkel, Ms. Sternberg and Stone and Ms. Stone is an “independent director” under the rules of the Nasdaq Stock Market governing the qualifications of the members of audit committees. In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and that each of Mr. Runkel, Ms. Sternberg and Ms. Stone has accounting and/or related financial management expertise as required under the rules of the Nasdaq Stock Market. Neither Mr. Runkel, Ms. Sternberg nor Ms. Stone serve on the audit committees of any other public companies. The Audit Committee members do not participate in any meeting at which their compensation is evaluated.

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

Summary Compensation

The following table sets forth the aggregate compensation paid to the company’s Chief Executive Officer (the “Principal Executive Officer”) and the two most highly compensated executive officers who were paid $100,000 or more during the 2007 fiscal year and the two most highly compensated non-executive officers who were paid $100,000 or more during the 2007 fiscal year (the “Named Executive Officers”). Except as set forth in the table below, no bonuses or other compensation was paid during the 2007 and 2006 fiscal years.

Name and Principal Position	Year	Salary	Option Awards	All Other Compensation	Total
Ronald S. Kaplan	2007	$160,000	-	$10,600	$170,600
Chief Executive Officer (Principal Executive Officer) (1)	2006	$145,100	-	-	$145,100

Richard Malagodi	2007	$126,900	-	-	$126,900
President & Chief Operating Officer (2)	2006	-	-	-	-

(1)	Mr. Ron Kaplan’s All Other Compensation includes value of use of automobile and payout of earned unused vacation.
(2)	Mr. Malagodi resigned as President and Chief Operating Officer in January 2008.

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

Under the Plan, our company has reserved an aggregate of 1,400,000 common shares for issuance pursuant to options granted under the Plan. Plan Options are either (1) options qualifying as incentive stock options or (2) options that do not qualify - non-qualified options. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee but shall in no event be less than 75% of the fair market value of the underlying shares on the date of the grant. As of December 31, 2007, there were 9,000 incentive options and 195,000 non-qualified options existing under the plan.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards at December 31, 2007 for the Named Executive Officers in the Summary Compensation Table.

Overview of Executive Compensation

We do not have an employment agreement with any of the executive officers named in the Summary Compensation Table. With the exception of Mr. Burrows our Chief Financial Officer, employment may terminate at any time without severance. All are entitled to the standard benefits available to all employees and have executed our company’s nondisclosure and noncompete agreement, which all of our employees are obligated to sign, that provides that each employee will not compete with us during their employment and to always keep confidential our trade secrets and other confidential information.

Ronald Kaplan, our Chief Executive Officer and Chief Financial Officer, receives an annual base salary of $160,000 plus the value of the use of an automobile and the payout of unused vacation.

Richard Malagodi was appointed as our President and Chief Operating Officer in February, 2007. Mr. Malagodi was responsible for the management and operation of our toy and craft business. We did not have a written employment agreement with Mr. Malagodi. Mr. Malagodi received an annual base salary of $150,000. Mr. Malagodi resigned from his position as President on January 30, 2008.

Compensation of Directors

Directors who are full-time employees of our company receive no additional compensation for services rendered as members of our company’s Board or any committee thereof. Outside independent Directors of our company receive $1,500 per year, and our Audit Committee Chair receives $3,000 per year. Non-employee Directors receive meeting fees of $500 for each Board meeting attended in person, and $250 for each Board meeting attended telephonically. In addition, from time to time our company may grant incentive stock options with an exercise price greater than the market value of the underlying shares to the directors for services rendered while serving on the Board. In the past, outside directors have been granted 10,000 shares under the Stock Option Plan for each year of service on the Board at an exercise price above the market value of the shares as listed at the time of the grant.

As of February 1, 2008, outside independent Directors of our company receive $2,500 per year, and our Audit Committee Chair receives $4,000 per year. Non-employee Directors receive meeting fees of $500 for each Board meeting attended in person, and $250 for each Board meeting attended telephonically, they will also receive $250 for each committee meeting. Option grants will be awarded on June 30 of each fiscal year. Grants will be for 15,000 each director with an exercise price the greater of 10% above current market or $1.50 per share.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

Scott Runkel	$5,500	$-	$5,500

Ann E. W. Stone	$3,750	$-	$3,750

Cecilia Sternberg	$2,125	$-	$2,125

(1) Option awards outstanding at December 31, 2007 were 30,000 for Mr. Runkel and 10,000 for Ms. Stone.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	204,000	$3.13	629,800
Equity compensation plans not approved by shareholders	None	N/A	N/A

Total	204,000	$3.13	629,800

These securities described in this table were granted as of December 31, 2007 solely under our company’s Amended and Restated 1996 Stock Option Plan. See “Stock Option Plan” above.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the number of common shares beneficially owned by (i) each director of our company, (ii) the Named Executive Officers in the Summary Compensation Table, (iii) all directors and officers as a group and (iv) each shareholder known by our company to be a beneficial owner of more than 5% of the company’s common shares as of March 26, 2008. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Action Products International, Inc., 1101 North Keller Road, Suite F, Orlando, Florida 32810. As of March 26, 2008, there were issued and outstanding 5,451,400 common shares.

Table of Beneficial Ownership
Name	Amount and Nature of Beneficial Ownership		Percent of Class
Ronald S. Kaplan	2,625,248	(1)	37.8%
Judith Kaplan	2,058,210	(2)(3)	31.2%
Warren Kaplan	1,821,068	(3)(4)	28.7%
Financial & Investment Management Group, Ltd. 111 Cass St. Traverse City, MI 49684	1,315,882	(5)	24.1%
Scott Runkel	50,000	(6)	<1%
Ann E.W. Stone	40,000	(7)	<1%
Cecilia Sternberg	5,000	(8)	<1%
Robert Burrows	35,950	(9)	<1%
All Directors and Executive Officers as a Group	2,756,200	(10)	39.1%

(1)
Includes exercisable warrants to purchase 368,416 shares at $2.00 per share and includes exercisable warrants to purchase 1,128,416 at $3.25 per share until January 31, 2009 and $3.75 from February 1, 2009 until December 31, 2011.

(2)
Includes 464,634 shares owned individually and immediately exercisable options to purchase 50,000 shares at $3.00 per share. Also includes exercisable warrants to purchase 616,688 shares at $2.00 per share and includes exercisable warrants to purchase 469,634 at $3.25 per share until January 31, 2009 and $3.75 from February 1, 2009 until December 31, 2011. Ms. Kaplan disclaims beneficial ownership in all 457,254 of her husband’s shares.

(3)
Ms. Kaplan and Mr. Warren Kaplan disclaim beneficial ownership in all 65,566 of their adult daughter Elissa Paykin’s shares and exercisable warrants to purchase 167,566 shares at $3.25 per share until January 31, 2009 and $3.75 from February 1, 2009 until December 31, 2011 which are not included.

(4)
Includes 457,254 shares owned individually and immediately exercisable options to purchase 100,000 shares at $3.00 per share. Also includes exercisable warrants to purchase 327,426 shares at $2.00 per share and includes exercisable warrants to purchase 471,754 shares at $3.25 per share until January 31, 2009 and $3.75 from February 1, 2009 until December 31, 2011. Mr. Warren Kaplan disclaims beneficial ownership in all 464,634 of his wife’s shares.

(5)
According to a Schedule 13G filed March 26, 2008, for position as of January 31, 2008, Financial & Investment Management Group, Ltd (“FIMG”) is a registered investment advisor managing individual client accounts, the common shares owned by FIMG are held in accounts owned by the clients of FIMG, and FIMG disclaims beneficial ownership of such common shares.

(6)
Includes immediately exercisable options to purchase 15,000 shares at $1.20 per share, exercisable options to purchase 10,000 shares at $2.35 per share, exercisable options to purchase 10,000 shares at $3.33 per share, exercisable warrants to purchase 5,000 shares at $2.00 per share and exercisable warrants to purchase 5,000 shares at $3.25 per share until January 31, 2009 and $3.75 from February 1, 2009 until December 31, 2011. Excludes currently unexercisable options to purchase 5,000 shares at $1.20 per share.

(7)
Includes immediately exercisable options to purchase 20,000 shares at $1.20 per share, exercisable options to purchase 10,000 shares at $3.50 per share and exercisable options to purchase 10,000 shares at $4.38 per share. Excludes currently unexercisable options to purchase 20,000 shares at $1.20 per share.

(8)	Includes immediately exercisable options to purchase 5,000 shares at $1.20 per share. Excludes currently unexercisable options to purchase 5,000 shares at $1.20 per share.

(9)	Includes exercisable warrants to purchase 3,000 shares at $3.25 per share until January 31, 2009 and $3.75 from February 1, 2009 until December 31, 2011. Excludes 193,750 unvested shares.

(10)	Includes immediately exercisable options to purchase 80,000 shares and exercisable warrants to purchase 1,509,832 shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007 we paid $36,300 to Warren Kaplan and $72,600 to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting, financing and investment advisory services.

During 2006 we paid $41,900 to Warren Kaplan and $101,300 to Ronel Management Company, wholly-owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting , financing and investment advisory services.

For information on our Board of Director’s independence, see Item 9 above.

ITEM 13.	EXHIBITS

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amendment to Amended and Restated Articles of Incorporation (2)
3.3	Amended and Restated Bylaws (2)
10.1	Amended and Restated 1996 Stock Option Plan (3)
10.2	401(k) Plan (4)
10.4	License Agreement dated December 17, 2001, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (5)
10.6	Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated June 12, 2003 (6)
10.7	Amendment Number One to Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated June 4, 2004 (7)
10.9	Asset Purchase Agreement dated as of April 5, 2004, by and between Action Products International, Inc., Curiosity Kits, Inc. and Brighter Vision Holdings, Inc. (8)
10.10	Loan Agreement by and between AmSouth Bank and Action Products International, Inc. dated September 6, 2005 *
10.11	License Agreement dated January 31, 2006, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (9)
10.12	Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated June 16, 2006 (10)
10.13	First Amendment to the Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated July 31, 2006 (11)
10.14	Second Amendment to the Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated January 31, 2007 (12)
10.15	Letter Agreement dated March 22, 2007 by and between Regions bank (as successor by merger to AmSouth Bank) and Action Products International, Inc. (13)
10.16
Loan and Security Agreement Modification and Extension Agreement dated October 31, 2007 by and between Regions bank (as successor by merger to AmSouth Bank) and Action Products International, Inc. (14)

10.17	Employment Agreement dated November 5, 2007 by and between Robert L. Burrows and Action Products International, Inc. (15)
10.18	Proprietary Information and Inventions Agreement dated November 5, 2007 by and between Robert L. Burrows and Action Products International, Inc. (16)
10.19	Restricted Stock Grant Agreement dated November 5, 2007 by and between Robert L. Burrows and Action Products International, Inc. (16)
10.20	Warrant Solicitation Agreement dated November 15, 2007 by and between National Securities Corporation and Action Products International, Inc. (17)
10.21	Third Amendment to the Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated February 12, 2008 (18)
23.1	Consent of Moore Stephens Lovelace, P.A.*
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*
31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification*
32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*
32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification*

* Filed herewith

(1)	Incorporated by reference to our Definitive Proxy Statement, filed May 22, 1998, File No. 000-13118
(2)	Incorporated by reference to our Current Report on Form 8-K filed on June 9, 2004
(3)	Incorporated by reference to our Definitive Proxy Statement, filed May 12, 2005, File No. 000-13118
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed August 17, 1987, File No. 0-13118
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 26, 2003
(6)	Incorporated by reference to our Registration Statement on Form S-3 filed on July 1, 2003 File No. 333-106713
(7)	Incorporated by reference to our Current Report on Form 8-K filed on June 9, 2004
(8)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2004
(9)	Incorporated by reference to our Current Report on Form 8-K filed on January 31, 2006
(10)	Incorporated by reference to our Registration Statement on Form S-3, filed on June 16, 2006, File No. 333-135078
(11)	Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006

(12)	Incorporated by reference to our Current Report on Form 8-K filed on February 9, 2007
(13)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed April 2, 2007, File No. 000-13118.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 1, 2007
(15)	Incorporated by reference to our Current Report on Form 8-K/A-1 filed on January 28, 2008
(16)	Incorporated by reference to our Current Report on Form 8-K filed on November 7, 2007
(17)	Incorporated by reference to our Current Report on Form 8-K filed on November 15, 2007
(18)	Incorporated by reference to our Current Report on Form 8-K/A-1 filed on February 15, 2008

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Lovelace, P.A., acted as the principal accountants for our company for the fiscal year most recently completed. We were billed the following fees by our principal accountants for 2007 and 2006:
Year Ending	Audit Fees (1)	Audit-Related Fees	Percentage of Audit-Related Services Approved by the Audit Committee	Tax Fees(2)	Percentage of Tax Services Approved by the Audit Committee	All Other Fees(3)	Percentage of All Other Services Approved by the Audit Committee

2007	$69,900	$0	N/A	$11,000	100%	N/A	100%
2006	$76,000	$0	N/A	$12,800	100%	$5,000	100%

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

Audit Committee’s Pre-approval Policy and Procedures

The Audit Committee of the Board of Directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our company’s independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the Audit Committee approves the service in advance or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. Pre-approval of audit services shall not be delegated to management, but may be delegated to one or more independent members of the Committee so long as that member or members report their decisions to the Committee at all regularly scheduled meetings. Pre-approval of non-audit services with an expected cost of less than $15,000 individually and in the aggregate may be delegated to management. During 2007, no services were provided to the company by Moore Stephens Lovelace, P.A. or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

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

ACTION PRODUCTS INTERNATIONAL, INC.

Date: March 31, 2008	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan Chief Executive Officer and Director (Principal executive officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ RONALD S. KAPLAN	Chairperson of the Board and Chief Executive Officer	March 31, 2008
Ronald S. Kaplan	(Principal executive officer)

/s/ ROBERT L. BURROWS	Chief Financial Officer	March 31, 2008
Robert L. Burrows	(Principal accounting officer)

/s/ SCOTT RUNKEL	Director	March 31, 2008
Scott Runkel

/s/ ANN E. W. STONE	Director	March 31, 2008
Ann E. W. Stone

/s/ CECILIA STERNBERG	Director	March 31, 2008
Cecilia Sternberg

C O N T E N T S
_________

Page
Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Changes in Shareholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Action Products International, Inc.
Orlando, Florida

We have audited the accompanying balance sheet of Action Products International, Inc. as of December 31, 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Products International, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
March 27, 2008

F – 1

ACTION PRODUCTS INTERNATIONAL, INC.
BALANCE SHEET
December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,400
Investment securities	475,000
Accounts receivable, net of an allowance for doubtful accounts of $47,200	1,429,800
Other receivable	3,233,700
Inventories, net	2,131,800
Prepaid expenses and other assets	197,700
TOTAL CURRENT ASSETS	7,512,400

PROPERTY, PLANT AND EQUIPMENT	3,650,400
Less accumulated depreciation and amortization	(2,761,100)
NET PROPERTY, PLANT AND EQUIPMENT	889,300
GOODWILL	1,405,300
OTHER ASSETS	276,100
TOTAL ASSETS	$10,083,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,811,900
Accrued expenses, payroll and related expenses	593,900
Borrowings under line of credit	1,960,400
Borrowings under investment account	141,800
Other current liabilities	89,600
TOTAL CURRENT LIABILITIES	4,597,600

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding	-
Common stock -$.001 par value; 15,000,000 authorized; 5,660,000 shares issued	5,700
Treasury stock - 208,600 shares, at par	(200)
Additional paid-in capital	9,260,200
Unearned share based compensation cost	(256,300)
Accumulated Deficit	(3,523,900)
TOTAL SHAREHOLDERS' EQUITY	5,485,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,083,100

The accompanying notes are an integral part of the financial statements.

F – 2

ACTION PRODUCTS INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

GROSS SALES	$6,363,400	$7,839,100

SALES RETURNS AND ALLOWANCES	263,000	402,000

NET SALES	6,100,400	7,437,100

COST OF SALES	3,529,400	4,243,800

GROSS PROFIT	2,571,000	3,193,300

OPERATING EXPENSES
Selling	1,626,900	2,631,200
General and administrative	2,809,600	3,190,600
TOTAL OPERATING EXPENSES	4,436,500	5,821,800

LOSS FROM OPERATIONS	(1,865,500)	(2,628,500)

OTHER INCOME (EXPENSE)
Interest expense	(145,000)	(62,900)
Net proceeds from litigation	3,233,700	-
Other	31,300	(23,800)
TOTAL OTHER INCOME (EXPENSE)	3,120,000	(86,700)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,254,500	(2,715,200)
INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$1,254,500	$(2,715,200)

INCOME (LOSS) PER SHARE
Basic and diluted	$0.24	$(0.52)

Weighted average number of common shares outstanding:
Basic and diluted	5,273,900	5,214,500

The accompanying notes are an integral part of the financial statements.

F – 3

ACTION PRODUCTS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock (net of Treasury Stock)		Additional	Unearned Share Based		Total
	$.001 Par Value		Paid-In	Compensation	(Accumulated	Shareholders’
	Outstanding Shares	Amount	Capital	Cost	Deficit)	Equity

BALANCE - JANUARY 1, 2006	5,197,200	$5,200	$8,794,100	$-	$(2,063,200)	$6,736,100
TREASURY STOCK	(500)	-	(900)	-	-	(900)
(Repurchase of Common Shares)
ISSUANCE OF COMMON SHARES	34,800	-	26,500	-	-	26,500

SHARE BASED COMPENSATION
(Net of cancellations)	-	-	139,100	(139,100)	-	-

UNEARNED SHARE BASED COMPENSATION
- AMORITIZATION	-	-	-	121,000	-	121,000

NET LOSS	-	-	-	-	(2,715,200)	(2,715,200)
BALANCE - DECEMBER 31, 2006	5,231,500	5,200	8,958,800	(18,100)	(4,778,400)	4,167,500

TREASURY STOCK
(Repurchase of Common Shares)	(5,100)	-	(7,900)	-	-	(7,900))

COSTS RELATED TO ISSUANCE OF COMMON SHARES	-	-	(900)	-	-	(900)

SHARE BASED COMPENSATION
(net of cancellations)	225,000	300	310,200	(310,500)	-	-

UNEARNED SHARE BASED COMPENSATION
- AMORITIZATION	-	-	-	72,300	-	72,300

NET INCOME	-	-	-	-	1,254,500	1,254,500
BALANCE - DECEMBER 31, 2007	5,451,400	$5,500	$9,260,200	$(256,300)	$(3,523,900)	$5,485,500

The accompanying notes are an integral part of the financial statements.

F – 4

ACTION PRODUCTS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,254,500	$(2,715,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	176,800	291,600
Amortization	77,900	111,500
Unrealized (gains) losses on investment securities	51,800	(60,600)
Amortization of share-based compensation expense	72,300	121,000
Provision for bad debts	(49,800)	367,100
Provision for inventory reserve	(88,200)	330,000
Loss on disposal of other assets	52,400	-
Changes in:
Litigation settlement receivable	(3,233,700)	-
Accounts receivable	533,800	472,200
Investment securities	(369,800)	340,800
Inventories	(498,300)	216,500
Prepaid expenses	65,600	212,000
Other assets	(310,200)	(65,000)
Accounts payable	1,342,600	299,900
Accrued expenses	(185,700)	107,100
Deferred revenue	(25,000)	(25,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,133,000)	3,900

CASH FLOWS USED INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(66,400)	(91,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(7,900)	(900)
Net proceeds (costs) from common stock options and warrants exercises	(900)	26,500
Repayment of mortgage principal	(41,100)	(67,300)
Net change in borrowings under line of credit	782,000	275,500
Net change in borrowings under investment account	141,800	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	873,900	233,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(325,500)	146,500
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	369,900	223,400
CASH AND CASH EQUIVALENTS AT END OF YEAR	$44,400	$369,900

Supplemental disclosures - cash paid for:
Interest	$146,800	$50,800
Income Taxes	-	-

The accompanying notes are an integral part of the financial statements.

F – 5

ACTION PRODUCTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006

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

The Company was originally founded in 1977 as a distributor of select consumer products to primarily museum gift shops in the United States. New management assumed the helm in 1997, divested non-core assets and introduced Space Voyagers® the Company’s first proprietary toy brand, thus launching Action Products’ new business focus. In October 2000, the successful I DIG® brand was acquired, followed by the acquisition of the JAY JAY THE JET PLANE™ license in December 2001 from Porchlight Entertainment and joined by the acquisition of Curiosity Kits® in April 2004. The four brands generated approximately $4.4 million of the Company’s 2007 net sales of $6.1 million.

While actions were taken to reduce operating expenses in 2007 the Company continued to invest in product development to provide new products for the 2008 holiday season. The Company’s newest items include the Play and Store™ brand 1-on-1 Sports™ Bitty Bucket™ line, co-branded I DIG® & Papo™ Adventures, Legend of the Dragon King and Treasure of the Scarlet Dragon, a series of educational toys under the OLogy brand, based on the American Museum of Natural History's vibrant, award-winning interactive educational website and our most timely new brand, Crazy for Cupcakes™ created to capitalize on the popularity of the sweet bakery treat.

The accompanying financial statements include the results of operations of Action Products International, Inc. for the years ended December 31, 2007 and 2006.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Operations

The Company incurred significant but decreasing operating losses in the current year and is currently in the process of developing a new borrowing arrangement to replace its existing line of credit agreement that expires May 31, 2008. In order to mitigate these operating losses, the Company has recently changed certain key members of management, has focused efforts on controlling overhead and operational costs, and is evaluating pricing and cost parameters of its product lines to achieve improved margin contributions. Management believes that it will be successful in its plans to return the Company to profitability on an operating basis and in its efforts to replace its existing line of credit agreement; accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations or if it were unsuccessful in obtaining an adequate borrowing arrangement.

F – 6

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Investment Securities

Marketable securities are categorized as trading securities and stated at market value. Included in other current liabilities are options that the Company has sold but did not own and therefore is obligated to purchase at a future date (“short positions”). Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in market value of investment holdings during the period. At December 31, 2007 marketable securities and related positions consisted of $475,000 in investment securities and $87,500 in options sold short.

	Value At December 31, 2007	Cumulative Unrealized Gain(Loss) At December 31, 2007
Equity Securities	$475,000	$(64,500)
Short Positions	$(87,500)	$(10,300)

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

Inventories

Inventories, which primarily consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market. Based upon a consideration of quantities on hand, actual and anticipated sales volume, anticipated product selling price and product lines planned to be discontinued; slow-moving and obsolete inventory is written down to its estimated net realizable value. The inventory valuation allowance at December 31, 2007 was $121,000.

It is the Company’s policy to capitalize shipping costs from its vendors as inventory. Along with these freight costs may be insurance and other costs relating to getting the inventory to the warehouse or the customer if drop shipped. The Company records freight-out as a selling expense. Freight-out expense approximated $364,000 and $509,000 for the years ended December 31, 2007 and 2006, respectively.

F – 7

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Building	40 Years
Furniture, fixtures and equipment	3 - 10 Years

Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter.

Property, plant and equipment consist of the following at December 31, 2007:

Land	$67,400
Building improvements	1,058,100
Equipment	2,305,300
Furniture and fixtures	219,600
$3,650,400

Goodwill

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and is tested at least annually for impairment. Management believes, based on the testing performed during 2007, that goodwill of $1,405,300 is not impaired at December 31, 2007.

Other Assets

Other assets classified as long-term consist primarily of costs associated with certain product development, patent and trademark costs. These assets are amortized on a straight-line basis over their useful lives, as follows:

		Net Book
		Value At
		December 31,
		2007
Product development costs	2 Years	$236,200

Patents and trademarks	15 Years	12,600
Other	2 – 5 Years	27,300
		$276,100

The gross carrying amount and accumulated amortization of product development costs at December 31, 2007 are $262,700 and $26,500, respectively. Total related amortization expense for 2007 and 2006 was $66,000 and $84,400, respectively.

F – 8

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued)

The gross carrying amount and accumulated amortization of patents and trademarks at December 31, 2007 are $65,700 and $53,100, respectively. Related amortization expense for 2007 and 2006 was $12,000 and $27,100 respectively.

In 2008 and future years' amortization of existing product development and other intangible assets would be as follows:

	December 31,
	2008	2009	2010	2011	2012	Thereafter
Amortization of product development and other intangible assets	$84,700	$109,800	$56,800	$4,300	$4,300	$4,900

In the event a product is discontinued and the associated costs are not fully amortized, the unamortized portion is charged to expense at the time the product is discontinued.

Revenue Recognition

The Company recognizes revenue upon shipment of its products provided there are no significant post-delivery obligations to the customer and collection is reasonably assured. This generally occurs upon shipment, either from the Company’s U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels and actual allowances for defective items.

Advertising

The Company charges the costs of advertising, promotion and marketing programs to operations in the fiscal year incurred. In 2007, the Company expensed approximately $405,000 on advertising, promotion and marketing programs compared to $425,000 in 2006.

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common share equivalents arising out of stock options, warrants and convertible debt, if any.

Common share equivalents were not considered in the diluted earnings per share calculation for 2007 and 2006 because their effect would have been anti-dilutive due to all warrants having exercise prices in the excess of share market values in 2007 and due to net loss in 2006. As a result, both basic and diluted earnings per share for 2007 and 2006 were respectively calculated with approximately 5,273,900 and 5,214,500 weighted average common shares outstanding during the year.

F – 9

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued)

Common share equivalents excluded from the diluted earnings per share computations due to their anti-dilutive nature approximated 7,106,600 and 7,157,600 for the years ended December 31, 2007 and 2006, respectively.

Comprehensive Income

The Company has no accumulated or current items of comprehensive income that are excluded from net income. Accordingly, the Company has not presented a statement of comprehensive income.

Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and notes. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions by management include, among others, the estimated valuation allowances for receivables and inventory, and the carrying value of intangible assets.

Credit Risk and Fair Value of Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk at December 31, 2007, primarily consist of receivables and investment securities.

Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company’s large number of customers, their geographical dispersion and credit management policies. As of December 31, 2007, approximately 11% of the Company’s accounts receivable was due from one customer.

The money market fund in our investment account is not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds.

The Company has a diversified customer base including some of the major toy retailers in the U.S. and Canada. The Company’s ten largest customers accounted for approximately 28% and 34% of net sales in 2007 and 2006, respectively. The largest single customer accounted for approximately 5% and 11% of total net sales for the same periods, respectively.

During 2007 and 2006 the Company’s largest single manufacturer supplied 13% and 10%, respectively of its products and the Company’s top three manufacturers combined supplied a total of 33% and 25%, respectively. Management believes that other manufacturers are available should any of the Company’s significant manufacturers, including its largest manufacturer, be unable or unwilling to continue to manufacture the Company’s products.

F – 10

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued)

Based on the Company’s sales in 2007, major retailers and international distributors took title to approximately 5% of its products directly from manufacturing facilities in Asia. However, the majority of the Company’s product is shipped directly to its warehouse in Ocala, Florida and is later shipped to meet the demands of the Company’s major U.S. retailers and other retailers and distributors throughout the U.S. and Canada.

The carrying values of cash and cash equivalents and the line of credit approximate their fair values.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurement. However, this Statement does not require any new fair value measurements. The Financial Accounting Standards Board has deferred the effective date of SFAS No. 157, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value  Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The adoption of SFAS No. 159 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

On December 4, 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). Effective for fiscal years beginning after December 15, 2008, the standards will improve and simplify the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

F – 11

NOTE 2 -	OTHER RECEIVABLE

In November 2006, a final judgment was entered in the Circuit Court of the Eighth Judicial District in Alachua County, Florida, in the amount of $5.1 million (bearing annual interest at 9%) in a civil lawsuit against Kid Galaxy, Inc of Manchester, NH, and its parent company Lung Cheong International Holdings Ltd., and Timothy L. Young. The defendant filed notice of appeal and provided a cash bond to cover the verdict amount plus nine percent interest for two years. Through December 2007 the appellants’ petitions to overturn the ruling have been denied. The expected net proceeds from this settlement of approximately $3.23 million are included as other income in the accompanying statement of operations. On February 15, 2008, the Company received the proceeds.

NOTE 3 -	MORTGAGE PAYABLE

In November 1998, the Company borrowed $750,000 in the form of a mortgage payable, collateralized by its warehouse facility in Ocala, Florida. The mortgage bore interest at 7.5% per annum and was due in 120 monthly payments of principal and interest of approximately $6,100 based on a 20-year amortization. During the year 2007 the Company repaid the remaining balance due on the mortgage and confirmed cancellation of all claims under the mortgage.

Cash paid for interest on the mortgage payable during the years ended December 31, 2007 and 2006, approximated $700 and $6,000, respectively.

NOTE 4 -	CREDIT LINE

The Company maintains a working capital line of credit with a financial institution. The agreement, as amended, stipulates, among other things, a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are currently collateralized by all accounts receivable, inventories and the warehouse property in Ocala, Florida. Interest is payable monthly based on a variable rate equal to the financial institution’s prime rate (institution’s prime rate was 7.25% at December 31, 2007) plus 150 basis points. The agreement also requires, among other things, that the Company maintain certain financial ratios measured on an annual basis. The original term of the agreement expired August 30, 2006. The Company has received various extensions under the agreement and the term of the current extension ends May 31, 2008. The Company is reviewing alternative financing opportunities with other financial institutions. At December 31, 2007 the Company was in compliance with the covenants specified in the agreement. At December 31, 2007, the Company had $1,960,400 of borrowings outstanding under the line of credit.

Cash paid for interest on all borrowing arrangements and lease obligations was $146,800 and $50,800 in 2007 and 2006, respectively.

NOTE 5 -	BORROWINGS UNDER INVESTMENT ACCOUNT

As of December 31, 2007 the Company had marketable securities of $475,000 and approximately $87,500 in short positions. Under the terms of the Company’s investment account it is able to borrow up to 100% of the balance in eligible marketable securities, at December 31, 2007 it had outstanding borrowings of $141,800 at an interest rate of approximately 7%.

F – 12

NOTE 6 -	INCOME TAXES

There was no benefit for income taxes recorded in the financial statements for either of the years ended December 31, 2007 and 2006.

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2007, are approximately as follows:

Deferred Tax Liabilities
Amortization of goodwill	$(65,700)
Property and equipment depreciation	(43,200)
Gross deferred tax liabilities	(108,900)

Deferred Tax Assets
Bad debt allowance	9,300
Inventory reserves	23,800
Deferred stock based compensation	137,600
Unrealized loss on investments	19,500
Federal net operating loss carryforward	463,200
State net operating loss carryforward	198,300
Gross deferred tax assets	851,700
Valuation allowance	(742,800)
Net deferred tax assets	108,900

Net deferred taxes	$-

During 2007, the deferred tax asset valuation allowance decreased by $200,000.

The Company has federal net operating loss carryforwards of approximately $3,100,000 that expire beginning in 2017 and a state net operating loss carryforward of approximately $3,600,000 that has no expiration date.

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:

	2007	2006
Federal provision (benefit) expected at statutory rates	34.00%	(34.00)%
State income taxes, net of federal income tax benefit	3.30%	(3.30)%
Net operating loss usage	(37.30)%	-
Non-deductible expenses, effect of graduated rates and other rates	-	37.30%
Provision for income taxes	$-	$-

No income taxes were paid during the years ended December 31, 2007 and 2006.

NOTE 7 -	INTERNATIONAL SALES

International sales, including Canada, approximated $360,000 and $480,000 in 2007 and 2006, respectively.

F – 13

NOTE 8 -	SHAREHOLDERS' EQUITY

Share Based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company now records the grant-date fair value of its graded vesting employee stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the “modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at January 1, 2006 and all grants made on or after January 1, 2006 are included in the Company’s determination of stock-based compensation expense over the remaining vesting period of the underlying options. As a result of adopting SFAS 123R, on January 1, 2006, the Company recorded approximately $914,800 unearned compensation cost related to previously issued stock options to its employees.

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On December 31, 2007 the Company had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $72,300 and $121,000 for the twelve months ended December 31, 2007 and 2006, respectively. No tax benefit was recognized related to share-based compensation expense since the Company has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented.

There were no options granted during 2007. The weighted average fair value of options granted during 2006 was $1.03 per option. The Company’s weighted-average assumptions used in the pricing model and resulting fair values were as follows:

2006

Risk-free rate	5.0%
Expected option life (in years)	4.9
Expected stock price volatility	78%
Dividend yield	0.0%
Weighted average grant date value	$1.84

On November 5, 2007 the Company’s Board of Directors granted 225,000 shares of common stock to its new Chief Financial Officer as part of his compensation package. The compensation value was based on $1.40 per share market value on the date of grant. The compensation expense for each layer is being recognized over the vesting period of the individual layers. $58,700 compensation cost was charged as operating expense during the final quarter of 2007. As of December 31, 2007 $256,300 remained as unearned compensation cost from this grant. This unearned share-based compensation cost is expected to be amortized over two years.

F – 14

NOTE 8 -	SHAREHOLDERS’ EQUITY (Continued)

The shares vest as follows:

Date	Number of Shares
April 1, 2008	31,250
June 1, 2008	31,250
September 1, 2008	31,250
January 1, 2009	31,250
April 1, 2009	25,000
June 1, 2009	25,000
September 1, 2009	25,000
January 1, 2010	25,000
Total	225,000

On May 28, 1996, the Company’s Board of Directors adopted the “1996 Stock Option Plan” (the “SOP”). Under the SOP, the Company has reserved an aggregate of 1,400,000 shares of common stock for issuance pursuant to options. SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date. During 2006, a total of 20,000 options were issued under the SOP at a weighted average exercise price of $2.05 per share. The estimated fair value of the options issued in 2006 was $20,600. There were no options issued in 2007

There was an aggregate of 204,000 stock options outstanding at December 31, 2007. The options expire as follows: 166,000 in 2008; 3,000 in 2009; 20,000 in 2010 and 15,000 in 2011. In the event of a change in the Company’s control, the options may not be callable by the Company. The following table summarizes the aggregate stock option activity for the years ended December 31, 2007 and 2006:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2005	740,700	$3.33
Grants	20,000	$2.05
Exercises	-	$-
Cancellations	(505,700)	$3.33

Outstanding at December 31, 2006	255,000	$3.22
Grants	-
Exercises	-
Cancellations	(51,000)	$3.35
Outstanding at December 31, 2007	204,000	$3.13

Shares exercisable at December 31, 2007	204,000	$3.13

F – 15

NOTE 8 -	SHAREHOLDERS’ EQUITY (Continued)

The following tables summarize information about options outstanding at December 31, 2007:

	Total Outstanding Options
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	of Shares	Life (in years)	Exercise Price
$1.25 - $2.00	5,000	3.6	$1.75
$2.01 - $3.00	160,000	1.1	$2.96
$3.01 - $4.00	30,000	1.8	$3.29
$5.01 - $6.00	3,000	0.3	$5.75
$6.01 - $6.75	6,000	0.8	$6.75
	204,000	1.2	$3.13

	Exercisable Options
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	of Shares	Life (in years)	Exercise Price
$1.25 - $2.00	5,000	3.6	$1.75
$2.01 - $3.00	160,000	1.1	$2.96
$3.01 - $4.00	30,000	1.8	$3.29
$5.01 - $6.00	3,000	0.3	$5.75
$6.01 - $6.75	6,000	0.8	$6.75

	204,000	1.2	$3.13

On April 24, 2003 the Company announced a warrant distribution to all shareholders of record as of June 12, 2003. Shareholders were issued one warrant for each share of common stock owned as of the record date. The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of December 31, 2007 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

On October 28, 2005 the Company announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 31, 2007, the Company’s Board of Directors extended the expiration dates of the warrants from January 31, 2007 to January 31, 2008 at $3.25 per share and from February 1, 2008 to December 31, 2010 at $3.75 per share. Approximately 5,197,200 warrants were distributed upon effectiveness of a registration statement filed on July 20, 2006 and remain outstanding as of December 31, 2007.

F – 16

NOTE 8 -	SHAREHOLDERS’ EQUITY (Continued)

Preferred Stock

The Company’s articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Company has issued no shares of preferred stock.

Treasury Stock

On May 17, 2007, our Board of Directors authorized effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, our Board may discontinue or suspend the program at any time. As of December 31, 2007, we have repurchased 2,900 of our common shares and 147,100 remain available under the plan.

Treasury stock is reflected at par value, and consists of 208,600 shares of common stock at December 31, 2007.

NOTE 9 -	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Employee Benefit Plan (the “Plan”), which covers substantially all employees. Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company’s Board of Directors.

NOTE 10 -	OTHER COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2005, the Company entered into a non-cancellable operating lease for office space, which expired on July 12, 2006. The Company extended the term through July 12, 2008 at which time it expects to renew the lease for at least one year at a moderately increased rate. In April 2006, the Company entered into a one year lease for 15,200 square feet of temporary storage in Ocala primarily for bulky Curiosity Kits product. When the one year temporary storage lease expired we leased a different property in Ocala for one year with an option to renew on a monthly basis for up to one additional year.

During 2007 and 2006, $189,900 and $200,900, respectively, were charged to operations for rent expense related to operating leases. Future minimum operating lease payments approximate $95,500 for 2008.

Legal and Regulatory Proceedings

The Company is engaged in various legal proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed by management to be material risk to the Company’s financial condition.

Licensing and Distribution Agreements

The Company has entered into licensing agreements related to its Jay Jay the Jet Plane, ToddWorld and Talking Stix products. These agreements provide, among other things, for the Company to pay royalties based on a percentage of sales of these products. Royalty expenses incurred in 2007 and 2006 were $90,200 and $260,000 respectively. For the year ended December 31, 2006, royalty expenses also included the write off of $210,000 in minimum royalties paid under the ToddWorld® and Talking Stix™ agreements due to lack of sales through December 31, 2006.

F – 17

NOTE 10 -	OTHER COMMITMENTS AND CONTINGENCIES (Continued)

In December 2001 the Company signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The initial term of the agreement expired in December 2004. The agreement is scheduled to terminate December 31, 2008.

In February 2007, the Company signed an agreement exiting the 2005 exclusive licensing agreement with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®. The term of the original Agreement was for four years, expiring on February 28, 2009, with a two-year extension through February 28, 2011 subject to the Company meeting certain minimum royalty requirements during the initial term. As a result of poor sales in 2005 and 2006 with no future expected benefit to the Company, Taffy Entertainment, LLC and the Company mutually agreed, in February, 2007, to terminate the 2005 contract for a final settlement amount of $35,000 plus remaining licensed product.

In May of 2007 the Company entered into a merchandising license agreement with the American Museum of Natural History to produce and sell its Ology brand products. The agreement expires June 30, 2010 and contains sales quotas and minimum royalty payments due for each annual period ending on June 30.

Total future minimum royalty payments due for all licensing and distribution agreements are as follows:

	December 31,
	2008	2009	2010	2011	2012
Future Minimum Royalty Payments	$45,000	$20,000	$30,000	$-	$-

In November 2007 the Company entered into a product development and royalty agreement with a consultant to revamp packaging of existing products and produce new product concepts for the Curiosity Kits brand. The agreement expires September 30, 2008 and provides for royalty payments on annual aggregate net sales for the life of the products specified in the agreement.

NOTE 11 –	RELATED PARTY TRANSACTIONS

During 2007 the Company paid $36,300 to Warren Kaplan and $72,600 to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting, financing and investment advisory services.

During 2006 the Company paid $41,900 to Warren Kaplan and $101,300 to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting, financing and investment advisory services.

F – 18