Form 10-Q
period 2008-03-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2008-05-09
CIK 747435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.
Class	Outstanding at May 08, 2008
Common Stock, $.001 par value	5,441,300

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	March 31, 2008 Unaudited	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$875,700	$44,400
Investment securities	762,100	475,000
Accounts receivable, net of allowance of $62,400 and $47,200	933,000	1,429,800
Other receivable	-	3,233,700
Inventories, net	1,872,500	2,131,800
Prepaid expenses and other assets	270,800	197,700
TOTAL CURRENT ASSETS	4,714,100	7,512,400

PROPERTY, PLANT AND EQUIPMENT	3,659,400	3,650,400
Less accumulated depreciation and amortization	(2,801,200)	(2,761,100)
NET PROPERTY, PLANT AND EQUIPMENT	858,200	889,300

GOODWILL	1,405,300	1,405,300
OTHER ASSETS	398,800	276,100
TOTAL ASSETS	$7,376,400	$10,083,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$430,900	$1,811,900
Accrued expenses, payroll and related expenses	653,600	593,900
Borrowings under line of credit	1,488,800	1,960,400
Borrowings under investment account	-	141,800
Other current liabilities	89,400	89,600
TOTAL CURRENT LIABILITIES	2,662,700	4,597,600

SHAREHOLDERS' EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding
Common stock -$.001 par value; 15,000,000 authorized; 5,660,000 shares issued	5,700	5,700
Treasury stock - 208,600 shares, at par	(200)	(200)
Additional paid-in capital	9,326,300	9,260,200
Unearned share based compensation cost	(188,600)	(256,300)
Accumulated deficit	(4,429,500)	(3,523,900)
TOTAL SHAREHOLDERS' EQUITY	4,713,700	5,485,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,376,400	$10,083,100

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2008	2007

GROSS SALES	$1,258,300	$1,443,500
SALES RETURNS AND ALLOWANCES	34,600	74,300
NET SALES	1,223,700	1,369,200

COST OF SALES	790,800	778,000
GROSS PROFIT	432,900	591,200

OPERATING EXPENSES
Selling	393,300	478,100
General and administrative	942,500	678,900
TOTAL OPERATING EXPENSES	1,335,800	1,157,000

LOSS FROM OPERATIONS	(902,900)	(565,800)

OTHER INCOME (EXPENSE)
Interest expense	(35,700)	(22,400)
Other	32,800	39,400
TOTAL OTHER INCOME (EXPENSE)	(2,900)	17,000

LOSS BEFORE INCOME TAX PROVISION	(905,800)	(548,800)
INCOME TAX PROVISION	-	-

NET LOSS	$(905,800)	$(548,800)

LOSS PER SHARE
Basic and Diluted	$(0.17)	$(0.10)

Weighted average number of common shares outstanding:
Basic and Diluted	5,451,500	5,231,500

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(905,800)	$(548,800)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation	40,000	44,600
Amortization	13,800	5,900
Unrealized (gain)/loss on investment securities	(9,500)	17,800
Stock based compensation expense	133,800	12,500
Provision for bad debts	24,200	(8,300)
Loss on disposal of other assets	-	52,400
Changes in:
Litigation settlement receivable	3,233,700	-
Accounts receivable	472,500	740,100
Investment securities	(277,600)	(585,800)
Inventories	259,300	77,400
Prepaid expenses	(73,000)	23,500
Other assets	(136,500)	(39,600)
Accounts payable	(1,381,000)	(78,900)
Accrued expenses, payroll and related expenses	59,800	(36,200)
Deferred revenue	-	(6,200)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,453,700	(329,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(9,000)	(41,500)
NET CASH USED IN INVESTING ACTIVITIES	(9,000)	(41,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage principal	-	(20,300)
Common stock options and warrants issuance costs	-	(800)
Net change in borrowings under line of credit	(471,600)	244,000
Net change in borrowings under investment account	(141,800)	251,400
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(613,400)	474,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	831,300	103,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,400	369,900
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$875,700	$473,100

Supplemental disclosures - cash paid for:
Interest	$35,700	$22,400
Income Taxes	$-	$-

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.
Condensed financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. (the “Company”), at March 31, 2008 and December 31, 2007, the results of its (i) operations for the three month periods ended March 31, 2008 and 2007 and (ii) cash flows for the three month periods ended March 31, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the operating results for the full year. Through March 31, 2008, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity (See Note 3). There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.
Operations. The Company incurred significant losses in the current quarter. In its effort to eliminate these losses, the Company has recently changed certain key members of management, has focused efforts on increasing sales and is evaluating its product lines for profitable margin contributions. Management believes that it will be successful in its plans to return the Company to profitability: accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations.

3.
Line of credit. The Company maintains a working capital line of credit with a financial institution. The agreement, as amended, stipulates, among other things, a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. Borrowings are currently collateralized by all accounts receivable, inventories and the warehouse property in Ocala, Florida. Interest is payable monthly based on a variable rate equal to the financial institution’s prime rate (institution’s prime rate was 5.25% at March 31, 2008) plus 150 basis points. The agreement also requires, among other things, that the Company maintain certain financial ratios measured on an annual basis. The original term of the agreement expired August 30, 2006. The Company has received various extensions under the agreement and the term of the current extension ends May 31, 2008. The Company is reviewing alternative financing opportunities with other financial institutions. At December 31, 2007 the Company was in compliance with the covenants specified in the agreement. The Company had $1,488,800 and $1,960,400 of borrowings outstanding under the line of credit as of March 31, 2008 and December 31, 2007, respectively.

Cash paid for interest on all borrowing arrangements and lease obligations was $35,700 and $22,400 for the three months ended March 31, 2008 and March 31, 2007, respectively.

4.
Borrowings under Investment Account. As part of the normal arrangement with the broker handling our marketable securities investments, the Company has the opportunity to borrow under a margin arrangement, for investment, when appropriate. The balance on the borrowing is secured by the securities in the portfolio and interest is charged at a variable rate on the average balance. The rate at March 31, 2008 ranged from 4.24 percent to 7.24 percent based on the balance borrowed. Borrowings under this account were zero and $141,800 as of March 31, 2008 and December 31, 2007, respectively.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

5.
Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three-month periods ended March 31, 2008 and 2007, as their effect would have been anti-dilutive. Common share equivalents excluded from the diluted earnings per share computations were 6,986,300 and 7,137,600 for the three months ended March 31, 2008 and March 31, 2007 respectively.

6.
Common Stock and Equity Securities. On May 17, 2007, the Board of Directors authorized effective immediately, a program to repurchase up to 150,000 of the outstanding common shares. Repurchases may be made by the Company from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, the Board may discontinue or suspend the program at any time. As of December 31, 2007, the Company had repurchased 2,900 common shares and 147,100 remain available under the plan. The Company did not repurchase any shares of its common stock during the first quarter of 2008.

In 2003, the Company’s shareholders were issued one warrant for each share of common stock owned as of June 12, 2003, the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of March 31, 2008 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

In 2006, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 18, 2006, the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 30, 2008, the Company’s Board of Directors extended the expiration dates of the warrants such that the warrants will allow the holders of each warrant owned to purchase one share of common stock at an exercise price of $3.25 per share until January 31, 2009 or $3.75 per share from February 1, 2009 until January 31, 2011. As of March 31, 2008 5,197,200 warrants had been issued and none had been exercised.

Share-Based Compensation. The Company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of March 31, 2008, 1,400,000 shares of common stock are reserved for issuance under the Plan.

Share-based compensation is recorded in accordance with SFAS 123R. Share-based compensation cost is measured at date of grant, based on the fair value of each employee and director grant of options to purchase common stock using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. Compensation expense is recognized over the requisite service period underlying the arrangement. On March 31, 2008 the Company had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $45,800 and $12,500 for the three months ended March 31, 2008 and March 31, 2007 respectively.

During the quarter ended March 31, 2008, the Company granted to its directors options to purchase up to 70,000 shares of common stock. A summary of option activity under the plan as of March 31, 2008, and changes during the three months then ended are presented below:

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
Common Stock and Equity Securities (cont.)

			Weighted-	Weighted-
		Weighted-	Average	Average
	Number of	Average	Remaining	Grant Date Fair
Options	Options	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2008	204,000	$3.13	1.2	$1.84
Grants	70,000	$1.20	4.3	$0.59
Exercises	-	$-	-	-
Cancellations	(10,000)	$3.04	-	$1.36

Outstanding at March 31, 2008	264,000	$2.62	1.9	$1.57

Shares exercisable at March 31, 2008	244,000	$2.74	2.3	$1.65

The Company’s weighted-average assumptions used in the pricing model and resulting fair values were as follows:

Three months ended March 31, 2008
Risk-free rate	3.6%
Expected option life (in years)	4.4
Expected stock price volatility	63%
Dividend yield	0.0%
Weighted average grant date value	$0.59

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

The compensation value was based on $1.40 per share market value on the date of grant. The compensation expense for each layer is being recognized over the vesting period of the individual layers. Unearned compensation cost from this grant was $168,300 and $256,300 as of March 31, 2008 and December 31, 2007 respectively.

In January 2008, the Company issued a warrant for services which entitles the holder to purchase 12,500 shares of common stock at an exercise price of $1.28 per share. The warrant expires on December 31, 2012 and is subject to redemption by the Company at $.001 per share following a 21 day written notice.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
Common Stock and Equity Securities (cont.)

As of March 31, 2008 there was approximately $188,600 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unearned share-based compensation cost is expected to be expensed in accordance with the following schedule:

Nine months ended December 31, 2008	$144,300
Year ended December 31, 2009	$44,300
$188,600

7.
Investment Securities. Investment securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in market value of investment holdings during the period. At March 31, 2008 marketable securities consisted of the following:

	Value At March 31, 2008	Cumulative Unrealized Gain(Loss) At March 31, 2008
Equity Securities	$762,100	$(68,300)
Stock Options	$(87,200)	$3,000
Total	$674,900	$(65,300)

8.
Related Party Transactions. During the three months ended March 31, 2008 and 2007, the Company paid $24,300 and $11,300, respectively, to Warren Kaplan and $2,100 and $28,700, respectively, to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, former Board member, for consulting services.

9.
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

In February 2007 the Company signed an agreement exiting the exclusive licensing agreement with Taffy Entertainment, LLC, to develop and distribute various lines of soft toys based on the new preschool entertainment series ToddWorld®. The term of the original Agreement was four years expiring on February 28, 2009, with a two-year extension through February 28, 2011 subject to the Company meeting certain minimum royalty requirements during the initial term. As a result of less than planned sales in 2005 and 2006 with no future expected benefit to the Company, Taffy Entertainment, LLC and the Company mutually agreed, in February, 2007, to terminate the contract for a final settlement amount of $35,000 plus the return of the remaining licensed product.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

10.
Subsequent Event. On May 5, 2008, the Company received notice from the Nasdaq Listing Qualifications Department (the “Staff”) stating that for 30 consecutive business days the bid price for the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the "Rule").

In accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until November 3, 2008, to regain compliance with the Rule. The Company may regain compliance if at any time before November 3, 2008, the bid price of the Company’s common stock closes at $1.00 per share or above for a minimum of 10 consecutive trading days.

If compliance with the Rule cannot be demonstrated by November 3, 2008, the Nasdaq Listing Qualifications Department will determine whether the Company meets The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If it meets the initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal the Staff’s determination to delist its common stock.

The Company intends to actively monitor the bid price for its common stock between now and November 3, 2008, and consider implementation of various options available to the Company if its common stock does not trade at a level that is likely to regain compliance.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements — our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited to, the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development and other risks identified in this report and our other periodic filings with the Securities and Exchange Commission.

Results of Operations:

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our statements of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Net Sales	100.0%	100.0%
Cost of Sales	64.6%	56.8%
Gross Profit	35.4%	43.2%
Selling Expense	32.1%	34.9%
General and Administrative Expense	77.1%	49.6%
Total Operating Expense	109.2%	84.5%
Loss from Operations	(73.8)%	(41.3)%
Other Income (Expense)	(0.2)%	1.2%
Loss before income taxes	(74.0)%	(40.1)%
Taxes	-	-
Net Loss	(74.0)%	(40.1)%

Net sales for the three months ended March 31, 2008 were $1,223,700 compared with net sales of $1,369,200 for the three months ended March 31, 2007. Management attributes much of the $145,500 or 10.6% decrease in net sales, to a decrease in Curiosity Kits sales resulting from a transition to new product package expected to be available for shipment mid-year and a decrease in I Dig sales.

Gross profit decreased by $158,300 to $432,900 for the three months ended March 31, 2008, compared with $591,200 for the three months ended March 31, 2007. The gross profit percentage decreased from 43.2% to 35.4% for the three-month periods ended March 31, 2007 and 2008 respectively. The decrease in gross profit percentage was almost entirely attributable to sales of certain quantities of slow moving product at approximately net realizable values previously recorded and higher importation costs.

Selling, general and administrative (SG&A) expenses increased by $178,800 to $1,335,800 for the three-month period ended March 31, 2008 from $1,157,000 for the three-month period ended March 31, 2007. This 15.5% increase in SG&A expenses is due primarily to the following:

•	An increase in compensation and related benefit costs of $196,300 principally as the result of an increase in stock based compensation;
•	An increase in professional services of $101,100 primarily resulting from Sarbanes-Oxley compliance consulting services, legal and investor relations services; and
•	An increase in bad debt expense of $ 24,200.

These increases were partially offset by:

•	A decrease in brand licensing expense of $68,600; and
•	A decrease in advertising and promotion of $67,600.

Interest expense related to current debt was $35,700 and $22,400 for the three-month periods ended March 31, 2008 and 2007, respectively. The $13,300 increase was principally due to the higher borrowings under the line of credit, offset slightly by a decrease in the lending rate.

Other income and (expense), net during the three-month periods ended March 31, 2008 and 2007 was $32,800 and $39,400, respectively. The $6,600 change was mainly attributable to lower net gains from investments.

Net loss, as a result of the foregoing, was $905,800 for the three months ended March 31, 2008, compared with $548,800 for the three months ended March 31, 2007.

Financial Condition, Liquidity, and Capital Resources:

As of March 31, 2008, we had cash and cash equivalents of $875,700, representing an increase of $831,300 compared to $44,400 as of December 31, 2007.

After taking account of non-cash items and other adjustments, our cash provided by operations for the three months ended March 31, 2008 was $1,453,700. The principal sources of cash from operating activities for the three months ended March 31, 2008 were from collection of the litigation judgment $3,233,700, net decrease in accounts receivable of $472,500 and net decrease in inventory of $259,300. The principal uses of cash from operating activities for the same period were a decrease of $1,381,000 in accounts payable and an increase of $277,600 in investment securities.

The principle use of cash from investing activities of $9,000 was for molds utilized in toy production.

The use of cash from financing activities of $613,400 resulted from decreases in borrowings under the line of credit of $471,600 and borrowings under investment account of $141,800.

At March 31, 2008, borrowing under our line of credit was $1,488,800, a decrease of $471,600 from $1,960,400 as of December 31, 2007. The line of credit agreement, as amended, stipulates, among other things, a borrowing limit of the lesser of $2,000,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement. The original term of the agreement expired August 30, 2006. The Company has received various extensions under the agreement and the term of the current extension ends May 31, 2008 and is reviewing options with other financial institutions to replace the existing facility.

ITEM 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There were no changes in the company's internal control over financial reporting known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

In January 2008, we issued to an investor relations firm for professional services, warrants entitling the holders to purchase up to 12,500 shares of common stock at $1.28 per share. The warrants were issued directly to two principals of the investor relations firm. The warrants expire on December 31, 2012 and we may redeem the warrants for $12.50 following a 21 day written notice period. The issuance of the warrants were determined to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as transactions by an issuer not involving a public offering solely to “accredited investors”. The recipients of warrants represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution therefore and appropriate legends were affixed to the warrants and the shares of common stock issuable upon exercise of the warrants are deemed restricted securities for the purposes of the Securities Act.

Repurchase of Securities

On May 17, 2007, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, our Board may discontinue or suspend the program at any time. As of March 31, 2008, we have repurchased 2,900 of our common shares and 147,100 remain available under the plan.

ITEM 5. Other Information

(a)	None.
(b)	None.

ITEM 6.  Exhibits
A.

Exhibit No.	Description
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*
31.2	Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification*
32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*
32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: May 09, 2008	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)

Date: May 09, 2008	By:	/s/ ROBERT BURROWS
Robert Burrows
Chief Financial Officer (Principal Financial and
Accounting Officer)