Form 10-Q
period 2008-06-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2008-08-13
CIK 747435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.
Class	Outstanding at August 11, 2008
Common Stock, $.001 par value	5,431,500

INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2008 (unaudited)and December 31, 2007	3

Condensed Statements of Operations - Three and six months ended June 30, 2008 and 2007 (unaudited)	4

Condensed Statements of Cash Flows - Six months ended June 30, 2008 and 2007 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds	13

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURE PAGE	15

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2008
	(Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,400	$44,400
Investment securities	1,124,800	475,000
Accounts receivable, net of allowance of $68,000 and $47,200	797,300	1,429,800
Other receivable	-	3,233,700
Inventories, net	1,725,100	2,131,800
Prepaid expenses and other assets	523,100	197,700
TOTAL CURRENT ASSETS	4,199,700	7,512,400

PROPERTY, PLANT AND EQUIPMENT	3,670,200	3,650,400
Less accumulated depreciation and amortization	(2,841,600)	(2,761,100)
NET PROPERTY, PLANT AND EQUIPMENT	828,600	889,300

GOODWILL	1,405,300	1,405,300
OTHER ASSETS	463,600	276,100
TOTAL ASSETS	$6,897,200	$10,083,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$569,400	$1,811,900
Accrued expenses, payroll and related expenses	515,600	593,900
Borrowings under line of credit	1,498,600	1,960,400
Borrowings under investment account	336,000	141,800
Other current liabilities	185,200	89,600
TOTAL CURRENT LIABILITIES	3,104,800	4,597,600

SHAREHOLDERS' EQUITY
Preferred stock - 10,000,000 shares authorized, zero shares issued and outstanding
Common stock -$.001 par value; 15,000,000 authorized; 5,660,000 shares issued	5,700	5,700
Treasury stock - 228,600 and 208,600 shares, at par	(200)	(200)
Additional paid-in capital	9,291,300	9,260,200
Unearned share based compensation cost	(112,800)	(256,300)
Accumulated deficit	(5,391,600)	(3,523,900)
TOTAL SHAREHOLDERS' EQUITY	3,792,400	5,485,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,897,200	$10,083,100

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

GROSS SALES	$1,155,900	$1,465,400	$2,414,200	$2,908,900
SALES RETURNS AND ALLOWANCES	44,900	32,600	79,500	106,900
NET SALES	1,111,000	1,432,800	2,334,700	2,802,000

COST OF SALES	689,200	854,100	1,480,000	1,632,000
GROSS PROFIT	421,800	578,700	854,700	1,170,000

OPERATING EXPENSES
Selling	447,300	338,300	840,600	816,300
General and administrative	788,100	637,900	1,730,600	1,316,900
TOTAL OPERATING EXPENSES	1,235,400	976,200	2,571,200	2,133,200

LOSS FROM OPERATIONS	(813,600)	(397,500)	(1,716,500)	(963,200)

OTHER INCOME (EXPENSE)
Interest expense	(29,400)	(35,900)	(65,100)	(58,400)
Other	(119,100)	183,100	(86,300)	222,500
TOTAL OTHER INCOME (EXPENSE)	(148,500)	147,200	(151,400)	164,100

LOSS BEFORE INCOME TAX PROVISION	(962,100)	(250,300)	(1,867,900)	(799,100)
INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(962,100)	$(250,300)	$(1,867,900)	$(799,100)

LOSS PER SHARE
Basic and Diluted	$(0.18)	$(0.05)	$(0.34)	$(0.15)

Weighted average number of common shares outstanding:
Basic and Diluted	5,438,505	5,230,290	5,444,990	5,230,930

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,867,900)	$(799,100)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation	80,500	90,500
Amortization	81,000	46,000
Unrealized (gain)loss on investment securities	354,300	(79,200)
Stock based compensation expense	191,300	12,600
Provision for bad debts	41,300	(26,800)
Loss on disposal of other assets	-	52,400
Changes in:
Litigation settlement receivable	3,233,700	-
Accounts receivable	610,700	891,000
Investment securities	(1,004,100)	(602,300)
Inventories	406,700	(430,500)
Prepaid expenses	(322,700)	54,500
Other assets	(290,500)	(77,400)
Accounts payable	(1,242,500)	255,100
Accrued expenses, payroll and related expenses	17,400	83,900
Deferred revenue	-	(12,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	289,200	(541,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(19,900)	(51,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(16,700)	(7,100)
Repayment of mortgage principal	-	(39,800)
Common stock options and warrants issuance costs	-	(800)
Net change in borrowings under line of credit	(461,800)	316,600
Net change in borrowings under investment account	194,200	177,200
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(284,300)	446,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,000)	(146,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,400	369,900
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,400	$223,000

Supplemental disclosures - cash paid for:
Interest	$43,300	$38,000
Income Taxes	$-	$-

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.
Condensed financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. (the “Company”), at June 30, 2008 and December 31, 2007, the results of its (i) operations for the three and six month periods ended June 30, 2008 and 2007 and (ii) cash flows for the six month periods ended June 30, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the operating results for the full year. Through June 30, 2008, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity (See Note 3). There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.
Operations. The Company incurred significant losses during the three and six month periods ended June 30, 2008. In its effort to eliminate these losses, the Company has recently changed certain key members of management, has focused efforts on increasing sales and is evaluating its product lines for profitable margin contributions. Management believes that it will be successful in its plans to return the Company to profitability; accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations.

3.
Line of credit. On June 25, 2008, the Company and Presidential Financial Corporation entered into a Loan Agreement and Security Agreement which replaced the previous facility with Regions Bank and was funded on July 1, 2008. The Loan Agreement provides the Company the ability to borrow up to $2 million at any time during the term of the Loan Agreement. The amount that the Company may have outstanding under the Loan Agreement at any time is the sum of 85% of the Company’s receivables approved by the Lender plus 50% of the Company’s eligible inventory. The maximum amount of the inventory loan the Company may have outstanding against its inventory is the lesser of $600,000, or $700,000 from July 1 through September 30, and the loan amount outstanding against the Company’s receivables. Borrowings under the Loan Agreement will bear interest at a rate equal to 1% over the prime rate as quoted in the Wall Street Journal adjusted upon each change in such prime rate. The Company shall also pay the Lender a monthly service charge of 0.6% of the average daily outstanding balance during the month. The Company shall also pay an annual facility fee equal to 1% of the $2 million maximum loan amount. The Lender may audit the Company’s records at the Company’s expense of $550 per day, up to a maximum amount of $8,000 per year.

The Loan Agreement renews annually each twelve months, unless the Company notifies the Lender of its intention to terminate at least 60 days before the end of such anniversary. If the Company pays the loan or otherwise terminates the Loan Agreement prior to each anniversary date, whether voluntarily or by default, then the Company shall pay the Lender 1% of the $2 million maximum loan amount.

The loan is secured by substantially all of the Company’s assets, including a first priority $1.5 million mortgage on the Company’s warehouse in Ocala, Florida. The outstanding balance under the loan is evidenced by a Demand Secured Promissory Note and is due upon demand by the Lender. The Loan Agreement contains non-financial covenants including restrictions on the Company’s ability to obtain loans, incur liens, dispose of assets and merge with other entities. In addition, the Loan Agreement requires the Company provide the Lender with certain periodic financial information as well as access to the Company’s records.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
Line of Credit (cont.)

The Company had $1,498,600 and $1,960,400 of borrowings outstanding under the line of credit with Regions Bank as of June 30, 2008 and December 31, 2007, respectively.

Cash paid for interest on all borrowing arrangements and lease obligations for the six months ended June 30, 2008 and June 30, 2007 was $43,300 and $38,000, respectively.

4.
Borrowings under Investment Account. As part of the normal arrangement with the broker handling our marketable securities investments, the Company has the opportunity to borrow under a margin arrangement, for investment, when appropriate. The balance on the borrowing is secured by the securities in the portfolio and interest is charged at a variable rate on the average balance. The rate at June 30, 2008 ranged from 4.24 percent to 7.24 percent based on the balance borrowed. Borrowings under this account were $336,000 and $141,800 as of June 30, 2008 and December 31, 2007, respectively.

5.
Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three and six month periods ended June 30, 2008 and 2007, as their effect would have been anti-dilutive. Common share equivalents excluded from the diluted earnings per share computations were 7,000,300 and 7,126,600 for the three and six months ended June 30, 2008 and June 30, 2007 respectively.

6.
Common Stock and Equity Securities. On May 17, 2007, the Board of Directors authorized effective immediately, a program to repurchase up to 150,000 of the outstanding common shares. Repurchases may be made by the Company from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, the Board may discontinue or suspend the program at any time. During the three month period ended June 30, 2008 the Company repurchased 19,969 shares of its common stock at a cost of $16,700 and 127,131 shares remain available for repurchase under the plan.

In 2003, the Company’s shareholders were issued one warrant for each share of common stock owned as of June 12, 2003, the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of June 30, 2008 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

In 2006, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 18, 2006, the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 30, 2008, the Company’s Board of Directors extended the expiration dates of the warrants such that the warrants will allow the holders of each warrant owned to purchase one share of common stock at an exercise price of $3.25 per share until January 31, 2009 or $3.75 per share from February 1, 2009 until January 31, 2011. As of June 30, 2008 5,197,200 warrants had been issued and none had been exercised.

Share-Based Compensation. The Company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of June 30, 2008, 1,400,000 shares of common stock are reserved for issuance under the Plan.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
Common Stock and Equity Securities (cont.)

Share-based compensation is recorded in accordance with SFAS 123R. Share-based compensation cost is measured at date of grant, based on the fair value of each employee and director grant of options to purchase common stock using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. Compensation expense is recognized over the requisite service period underlying the arrangement. On June 30, 2008 the Company had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $57,500 and $100 for the three months ended June 30, 2008 and June 30, 2007, respectively and $191,300 and $12,600 for the six months ended June 30, 2008 and June 30, 2007, respectively.

During the three months ended June 30, 2008 we did not grant any shares of restricted common stock and we did not grant any options to purchase common stock, to employees and directors of the Company.

A summary of option activity under the plan as of June 30, 2008, and changes during the six months then ended are presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2008	204,000	$3.13	1.2	$1.84
Grants	70,000	$1.20	4.3	$0.59
Exercises	-	$-	-	$-
Cancellations	(10,000)	$3.04	-	$1.36
Outstanding at March 31, 2008	264,000	$2.62	1.9	$1.57
Grants	-	$-	-	$-
Exercises	-	$-	-	$-
Cancellations	(6,000)	$6.25	-	$1.79
Outstanding at June 30, 2008	258,000	$2.54	1.7	$1.55
Shares exercisable at June 30, 2008	258,000	$2.54	1.7	$1.55

The Company’s weighted-average assumptions used in the pricing model and resulting fair values were as follows:

Three months ended March 31, 2008
Risk-free rate	3.6%
Expected option life (in years)	4.4
Expected stock price volatility	63%
Dividend yield	0.0%
Weighted average grant date value	$0.59

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

The compensation value was based on $1.40 per share market value on the date of grant. The compensation expense for each layer is being recognized over the vesting period of the individual layers. Unearned compensation cost from this grant was $112,800 and $256,300 as of June 30, 2008 and December 31, 2007 respectively.

In January 2008, the Company issued a warrant for services which entitles the holder to purchase 12,500 shares of common stock at an exercise price of $1.28 per share. The warrant expires on December 31, 2012 and is subject to redemption by the Company at $.001 per share following a 21 day written notice.

As of June 30, 2008 there was approximately $112,800 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unearned share-based compensation cost is expected to be expensed in accordance with the following schedule:

Six months ended December 31, 2008	$68,500
Year ended December 31, 2009	$44,300
$112,800

7.
Investment Securities. Investment securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in market value of investment holdings during the period. At June 30, 2008 marketable securities consisted of the following:

	Value At June 30, 2008	Cumulative Unrealized Gain(Loss) At June 30, 2008
Equity Securities	$1,124,800	$(314,400)
Stock Options	$(185,300)	$(40,000)
Total	$939,500	$(354,400)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

8.
Related Party Transactions. During the six months ended June 30, 2008 and 2007, the Company paid $25,400 and $21,200, respectively, to Warren Kaplan, $3,100 and $-0-, respectively, to Judith Kaplan and $52,900 and $49,100, respectively, for consulting services to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, former Board member.

Included in the six month amounts noted above are payments made for the three months ended June 30, 2008 and 2007, $1,100 and $9,900, respectively, to Warren Kaplan, $3,100 and $-0-, respectively, to Judith Kaplan and $50,800 and $24,000, respectively, for consulting services to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, former Board member.

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

10.
Subsequent Events. On July 24, 2008, Action Products International, Inc. (the "Company") received notification from The Nasdaq Listing Qualifications Department (the "Staff") that the Company had regained compliance with the Minimum Bid Price Marketplace Rule 4310(c)(4) (the "Rule") and the Staff now considers the matter closed.

On August 4, 2008, in a communication to shareholders, the Company announced it was assessing plans to structure the Company as a corporation that operates a diversified portfolio of high growth companies serving the consumer products sector. The objective is to integrate other consumer product companies that can utilize the infrastructure built by the Company to secure, sell and distribute their products, be well capitalized and incentivized and to gain recognition amongst the financial and public equities markets.

On August 11, 2008 the Company announced it had entered into a letter of intent for the acquisition of B.E. Overseas Investment Group, LLC ("BE"). BE is a holding company and merchant bank that provides foreign companies intellectual and growth capital and access to US markets. BE's asset portfolio includes substantial ownership in Visiomed International, Inc. ("VI"). VI is a distributor of medical devices and home health and wellness products. The terms of the acquisition have not been finalized and the closing of the transaction is subject to several conditions, including satisfactory completion of due diligence and board approval.

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

Results of Operations:
Three Months and Six Months Ended June 30, 2008 Compared With Three Months and Six Months Ended June 30, 2007

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our statements of operations.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	62.0%	59.6%	63.4%	58.2%
Gross Profit	38.0%	40.4%	36.6%	41.8%
Selling Expense	40.3%	23.6%	36.0%	29.1%
General and Administrative Expense	70.9%	44.5%	74.1%	47.0%
Total Operating Expense	111.2%	68.1%	110.1%	76.1%
Loss from Operations	(73.2)%	(27.7)%	(73.5)%	(34.3)%
Other Income (Expense)	(13.4)%	10.3%	(6.5)%	5.8%
Loss before income taxes	(86.6)%	(17.5)%	(80.0)%	(28.5)%
Income Taxes	-	-	-	-
Net Loss	(86.6)%	(17.5)%	(80.0)%	(28.5)%

Net sales for the three months ended June 30, 2008 were $1,111,000 compared with net sales of $1,432,800 for the three months ended June 30, 2007. Net sales for the six months ended June 30, 2008 were $2,334,700 compared with net sales of $2,802,000 for the six months ended June 30, 2007. The decline of $321,800 for the three-month period and $467,300 for the six-month period equates to 22.5% and 16.7% respectively. Management attributes the majority of the $321,800 and $467,300 decrease in net sales, for the three and six month periods, respectively, to a decrease in Curiosity Kits sales resulting from a transition to new product packaging being available for shipment starting in June and a decrease in I Dig sales.

Gross profit decreased by $156,900 to $421,800 for the three months ended June 30, 2008, compared with $578,700 for the three months ended June 30, 2007 and decreased as a percent of net sales from 40.4% to 38.0% for the three-month periods ended June 30, 2007 and 2008, respectively. Gross profit decreased by $315,300 to $854,700 for the six months ended June 30, 2008, compared with $1,170,000 for the six months ended June 30, 2007. Gross profit as a percent of sales decreased from 41.8% to 36.6% for the six-month periods ended June 30, 2007 and 2008, respectively. The decrease in gross profit percentage was almost entirely attributable to sales of certain quantities of slow moving product at approximately net realizable values and higher amortization of product development costs related to the Curiosity Kits brand.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative (SG&A) expenses increased by $259,200 to $1,235,400 for the three month period ended June 30, 2008 from $976,200 for the three-month period ended June 30, 2007. SG&A expenses increased by $438,000 to $2,571,200 for the six months ended June 30, 2008 from $2,133,200 for the six months ended June 30, 2007. These increases in SG&A expenses of 26.6% for the three month period and 20.5% for the six month period ended June 30, 2008 are attributable primarily to the following:

•
An increase in compensation and related benefit costs of $97,900 and $289,600 for the three and six month periods, respectively, principally as the result of additions of senior financial and sales personnel and an increase in stock based compensation;

•
An increase in professional services of $70,400 and $97,400 for the three and six month periods, respectively, resulting primarily from Sarbanes-Oxley compliance consulting services, legal, investor relations services and recruiting fees;

•	An increase in contract design and temporary labor services of $53,700 and $103,000 for the three and six month periods, respectively; and
•	An increase in bad debt expense of $43,900 and $68,100 for the three and six month periods, respectively.

The increase for the six months ended June 30, 2008 was partially offset by:

•	A decrease in brand licensing expense of $57,800; and
•	A decrease in advertising and promotion of $61,600.

Interest expense related to current debt was $29,400 and $35,900 for the three month periods ended June 30, 2008 and 2007, respectively and $65,100 compared to 58,400 for the six month periods ended June 30, 2008 and 2007, respectively. The $6,500 decrease for the three month period was attributable to a decrease in the lending rate and the $6,700 increase for the six month period was attributable principally to higher borrowings under the line of credit, largely offset by a decrease in the lending rate.

Other income and (expense), net during the three-month periods ended June 30, 2008 and 2007 was ($119,100) and $183,100, respectively and ($86,300) compared to $222,500 for the six month periods ended June 30, 2008 and 2007, respectively. The $302,200 change for the three month period and $308,800 change for the six month period was mainly attributable to unrealized losses from investments in 2008.

Net loss, as a result of the foregoing, was $962,100 and $250,300 for the three months ended June 30, 2008 and 2007, respectively and $1,867,900 compared with $799,100 for the six months ended June 30, 2008 and 2007, respectively.

Financial Condition, Liquidity, and Capital Resources:

As of June 30, 2008, we had cash and cash equivalents of $29,400, representing a decrease of $15,000 compared to $44,400 as of December 31, 2007.

After taking account of non-cash items and other adjustments, our cash provided by operations for the six months ended June 30, 2008 was $289,200. The principal sources of cash from operating activities for the six months ended June 30, 2008 were from collection of the litigation judgment $3,233,700, net decrease in accounts receivable of $610,700 and net decrease in inventory of $406,700. The principal uses of cash from operating activities for the same period were a decrease of $1,242,500 in accounts payable, an increase of $1,004,100 in investment securities, a $322,700 increase in prepaid expenses and an increase of $290,500 in other assets resulting from capitalized product development costs.

The principle use of cash from investing activities of $19,900 was for molds utilized in toy production.

The use of cash from financing activities of $284,300 resulted from decreases in borrowings under the line of credit of $461,800 and stock repurchases of $16,700, partially offset by the source of cash attributable to an increase in borrowings under investment account of $194,200.

At June 30, 2008, borrowing under our line of credit was $1,498,600, a decrease of $461,800 from $1,960,400 as of December 31, 2007.

On August 11, 2008 the Company announced it had entered into a letter of intent for the acquisition of B.E. Overseas Investment Group, LLC ("BE"), a holding company and merchant bank that provides foreign companies intellectual and growth capital and access to US markets. BE's asset portfolio includes a substantial ownership in Visiomed International, Inc. a distributor of medical devices and home health and wellness products. The terms of the acquisition have not been finalized and the closing of the transaction is subject to several conditions, including satisfactory completion of due diligence and board approval.

ITEM 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

Repurchase of Securities

On May 17, 2007, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, our Board may discontinue or suspend the program at any time. As of June 30, 2008, we have repurchased 19,969 of our common shares and 127,131 remain available under the plan.

ITEM 2. Unregistered Sales of Securities and Use of Proceeds
Repurchase of Securities (cont.)

Repurchases of Common Shares
	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may be purchased under the plans or programs
April 1, 2008 - April 30, 2008	10,203	$0.95	10,203	136,897
May 1, 2008 - May 31, 2008	-	$-	-	136,897
June 1, 2008 - June 30, 2008	9,766	$0.73	9,766	127,131
Total	19,969	$0.84	19,969	127,131

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

ACTION PRODUCTS INTERNATIONAL, INC.

Date: August 13, 2008	By:	/s/ RONALD S. KAPLAN
Ronald S. Kaplan
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2008	By:	/s/ ROBERT BURROWS
Robert Burrows
Chief Financial Officer (Principal Financial and
Accounting Officer)