Form 10-Q
period 2008-09-30
ACTION PRODUCTS INTERNATIONAL INC
filed 2008-11-14
CIK 747435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.
Class	Outstanding at November 11, 2008
Common Stock, $.001 par value	5,676,400

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008
	(Unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,800	$44,400
Investment securities	295,000	475,000
Accounts receivable, net of allowance of $26,100 and $47,200	1,395,100	1,429,800
Other receivable	-	3,233,700
Inventories, net	1,502,100	2,131,800
Prepaid expenses and other assets	235,500	197,700
TOTAL CURRENT ASSETS	3,435,500	7,512,400

PROPERTY, PLANT AND EQUIPMENT	3,680,200	3,650,400
Less accumulated depreciation and amortization	(2,875,600)	(2,761,100)
NET PROPERTY, PLANT AND EQUIPMENT	804,600	889,300

GOODWILL	1,890,300	1,405,300
OTHER ASSETS	504,300	276,100
TOTAL ASSETS	$6,634,700	$10,083,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,100,900	$1,811,900
Accrued expenses, payroll and related expenses	686,300	593,900
Borrowings under line of credit	1,556,500	1,960,400
Borrowings under investment account	66,300	141,800
Other current liabilities	19,800	89,600
TOTAL CURRENT LIABILITIES	3,429,800	4,597,600

SHAREHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized, 40,000 and -0- shares issued, respectively	-	-
Common stock -$.001 par value; 15,000,000 authorized;5,916,000 and 5,660,000 shares issued, respectively	5,900	5,700
Treasury stock - 240,600 and 208,600 shares, at par, respectively	(200)	(200)
Additional paid-in capital	9,875,300	9,260,200
Unearned share based compensation cost	(113,500)	(256,300)
Accumulated deficit	(6,562,600)	(3,523,900)
TOTAL SHAREHOLDERS' EQUITY	3,204,900	5,485,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,634,700	$10,083,100

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

GROSS SALES	$1,790,400	$1,776,400	$4,204,600	$4,685,200
SALES RETURNS AND ALLOWANCES	57,300	91,500	136,800	198,400
NET SALES	1,733,100	1,684,900	4,067,800	4,486,800

COST OF SALES	1,397,800	998,000	2,877,900	2,630,000
GROSS PROFIT	335,300	686,900	1,189,900	1,856,800

OPERATING EXPENSES
Selling	545,600	359,500	1,386,200	1,175,900
General and administrative	777,100	724,500	2,507,700	2,041,300
TOTAL OPERATING EXPENSES	1,322,700	1,084,000	3,893,900	3,217,200

LOSS FROM OPERATIONS	(987,400)	(397,100)	(2,704,000)	(1,360,400)

OTHER INCOME (EXPENSE)
Interest expense	(20,800)	(42,200)	(85,900)	(100,600)
Other	(139,600)	(90,000)	(225,900)	132,500
TOTAL OTHER INCOME (EXPENSE)	(160,400)	(132,200)	(311,800)	31,900

LOSS BEFORE INCOME TAX PROVISION	(1,147,800)	(529,300)	(3,015,800)	(1,328,500)
INCOME TAX PROVISION	23,100	-	23,100	-

NET LOSS	$(1,170,900)	$(529,300)	$(3,038,900)	$(1,328,500)

LOSS PER SHARE
Basic and Diluted	$(0.21)	$(0.10)	$(0.56)	$(0.25)

Weighted average number of common shares outstanding:
Basic and Diluted	5,529,500	5,227,100	5,473,400	5,229,600

See Accompanying Notes

ITEM 1. Financial Statements (cont.)

ACTION PRODUCTS INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,038,900)	$(1,328,400)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation	114,500	135,800
Amortization	227,000	66,000
Unrealized (gain)loss on investment securities	274,100	(80,100)
Stock based compensation expense	238,700	13,500
Provision for bad debts	77,500	(33,400)
Loss on disposal of other assets	-	52,400
Changes in:
Litigation settlement receivable	3,233,700	-
Accounts receivable	(24,300)	608,500
Investment securities	(94,100)	(249,100)
Inventories	629,700	(1,160,300)
Prepaid expenses	(35,100)	111,900
Other assets	(466,100)	(168,100)
Accounts payable	(711,000)	1,316,400
Accrued expenses, payroll and related expenses	22,500	62,700
Deferred revenue	-	(18,800)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	448,200	(671,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(29,800)	(61,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(32,700)	(7,700)
Repayment of mortgage principal	-	(41,100)
Proceeds from exercise of warrants and sale of preferred stock	57,100	-
Common stock options and warrants issuance costs	-	(900)
Net change in borrowings under line of credit	(403,900)	401,600
Net change in borrowings under investment account	(75,500)	46,800
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(455,000)	398,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,600)	(333,800)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,400	369,900
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,800	$36,100

Supplemental disclosures - cash paid for:
Interest	$85,900	$74,100
Income Taxes	$23,100	$-

See Accompanying Notes

ACTION PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
Condensed financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Action Products International, Inc. (the “Company”), at September 30, 2008 and December 31, 2007, the results of its (i) operations for the three and nine month periods ended September 30, 2008 and 2007 and (ii) cash flows for the nine month periods ended September 30, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year. Through September 30, 2008, the Company has been able to meet its obligations as they come due; however, it is at least reasonably possible that if the Company continues to incur losses and negative cash flows, it will have to obtain additional sources of debt or equity financing to maintain its liquidity (See Note 3). There can be no assurance that such financing will be available or available on terms acceptable to the Company, if needed.

2.
Operations. The Company incurred significant losses during the three and nine month periods ended September 30, 2008. In its effort to eliminate these losses, the Company has recently changed certain key members of management, has focused efforts on increasing sales and is evaluating its product lines for profitable margin contributions. In addition, management has implemented various cost reductions in compensation and facility expense and is evaluating additional reductions. In conjunction, the product development process and plans for 2009 are being streamlined to focus investments in market segments that are anticipated to generate higher sales growth. Management believes that it will be successful in its plans to return the Company to profitability; accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations.

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

The loan is secured by substantially all of the Company’s assets, including a first priority $1.5 million mortgage on the Company’s warehouse in Ocala, Florida. The outstanding balance under the loan is evidenced by a Demand Secured Promissory Note and is due upon demand by the Lender. The Loan

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
Line of Credit (cont.)

Agreement contains non-financial covenants including restrictions on the Company’s ability to obtain loans, incur liens, dispose of assets and merge with other entities. In addition, the Loan Agreement requires the Company provide the Lender with certain periodic financial information as well as access to the Company’s records.

The Company had $1,556,500 and $1,960,400 of borrowings outstanding under the line of credit with Presidential Financial and Regions Bank as of September 30, 2008 and December 31, 2007, respectively.

Cash paid for interest on all borrowing arrangements and lease obligations for the nine months ended September 30, 2008 and September 30, 2007 was $85,900 and $74,100, respectively.

4.
Borrowings under Investment Account. As part of the normal arrangement with the broker handling the Company’s marketable securities investments, the Company has the opportunity to borrow under a margin arrangement, for investment, when appropriate. The balance on the borrowing is secured by the securities in the portfolio and interest is charged at a variable rate on the average balance. The rate at September 30, 2008 ranged from 3.99 percent to 6.99 percent based on the balance borrowed. Borrowings under this account were $66,300 and $141,800 as of September 30, 2008 and December 31, 2007, respectively.

5.
Earnings (loss) per share. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three and nine month periods ended September 30, 2008 and 2007, as their effect would have been anti-dilutive. Common share equivalents excluded from the diluted earnings per share computations were 7,034,400 and 7,121,600 for the three and nine months ended September 30, 2008 and September 30, 2007 respectively.

6.
Common Stock and Equity Securities. On May 17, 2007, the Board of Directors authorized effective immediately, a program to repurchase up to 150,000 of the outstanding common shares. Repurchases may be made by the Company from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, the Board may discontinue or suspend the program at any time. During the three month period ended September 30, 2008 the Company repurchased 11,949 shares of its common stock at a cost of $17,600 and 115,182 shares remain available for repurchase under the plan.

In 2003, the Company’s shareholders were issued one warrant for each share of common stock owned as of June 12, 2003, the record date. Each warrant entitles the holder to purchase one common share at an exercise price of $2.00. On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. All other terms of the warrants remain the same. As of September 30, 2008 approximately 3,272,100 warrants had been issued and 1,566,700 had been exercised.

In 2006, the Company’s shareholders were issued one warrant for each share of common stock owned as of January 18, 2006, the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 30, 2008, the Company’s Board of Directors extended the expiration dates of the warrants such that the warrants will allow the holders of each warrant owned to purchase one share of common stock at an exercise price of $3.25 per share until January 31, 2009 or $3.75 per share from February 1, 2009 until January 31, 2011. As of September 30, 2008 5,197,200 warrants had been issued and 5,900 had been exercised.

Share-Based Compensation. The Company has a stock-based employee compensation plan (the “Plan”) that provides incentives through the grant of stock options. The exercise price of stock options granted under the Plan shall not be less than the fair market value of the shares on the date of grant. As of September 30, 2008, 1,400,000 shares of common stock are reserved for issuance under the Plan.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
Common Stock and Equity Securities (cont.)

Share-based compensation is recorded in accordance with SFAS 123R. Share-based compensation cost is measured at date of grant, based on the fair value of each employee and director grant of options to purchase common stock using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. Compensation expense is recognized over the requisite service period underlying the arrangement. On September 30, 2008 the Company had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $47,400 and $900 for the three months ended September 30, 2008 and September 30, 2007, respectively and $238,700 and $13,500 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

During the three months ended September 30, 2008 we did not grant any shares of restricted common stock and we did grant options to purchase common stock, to directors of the Company.

A summary of option activity under the plan as of September 30, 2008, and changes during the nine months then ended are presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2008	204,000	$3.13	1.2	$1.84
Grants	70,000	$1.20	4.3	$0.59
Exercises	-	$-	-	$-
Cancellations	(10,000)	$3.04	-	$1.36
Outstanding at March 31, 2008	264,000	$2.62	1.9	$1.57
Grants	-	$-	-	$-
Exercises	-	$-	-	$-
Cancellations	(6,000)	$6.25	-	$1.79
Outstanding at June 30, 2008	258,000	$2.54	1.7	$1.55
Grants	45,000	$1.80	4.7	$1.07
Exercises	-	$-	-	$-
Cancellations	-	$-	-	$-
Outstanding at September 30, 2008	303,000	$2.85	5.0	$1.48
Shares exercisable at September 30, 2008	258,000	$2.54	1.5	$1.55

The Company’s weighted-average assumptions used in the pricing model and resulting fair values were as follows:

Nine months ended September 31, 2008
Risk-free rate	3.8%
Expected option life (in years)	4.4
Expected stock price volatility	80.0%
Dividend yield	0.0%
Weighted average grant date value	$1.07

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
Common Stock and Equity Securities (cont.)

On November 5, 2007 the Company granted an employee 225,000 shares of common stock to vest over a two year period, the compensation value was based on $1.40 per share market value on the date of grant. The compensation expense is being recognized over the vesting period. Unearned compensation cost from this grant was $74,200 and $256,300 as of September 30, 2008 and December 31, 2007 respectively.

In January 2008, the Company issued a warrant for services which entitles the holder to purchase 12,500 shares of common stock at an exercise price of $1.28 per share. The warrant expires on December 31, 2012 and is subject to redemption by the Company at $.001 per share following a 21 day written notice.

As of September 30, 2008 there was approximately $113,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unearned share-based compensation cost is expected to be expensed in accordance with the following schedule:

Three months ended December 31, 2008	$55,000
Year ended December 31, 2009	$58,500
$113,500

7.
Investment Securities. Investment securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in market value of investment holdings during the period. At September 30, 2008 marketable securities consisted of the following:

	Value At September 30, 2008	Cumulative Unrealized Gain (Loss) At September 30, 2008
Equity Securities	$295,000	$(272,300)
Stock Options	$(19,700)	$(1,800)
Total	$275,300	$(274,100)

8.
Related Party Transactions. During the nine months ended September 30, 2008 and 2007, the Company paid $39,000 and $34,400, respectively, to Warren Kaplan, $7,400 and $0 respectively, to Judith Kaplan and $79,400 and $75,100, respectively, for consulting services to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, former Board member.

Included in the nine month amounts noted above are payments made for the three months ended September 30, 2008 and 2007, $13,500 and $13,200, respectively, to Warren Kaplan, $4,300 and $-0-, respectively, to Judith Kaplan and $26,600 and $26,000, respectively, for consulting services to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, former Board member.

9.
Business Combination with BE Overseas. On August 25, 2008, the Company and a newly-formed wholly owned subsidiary of the Company, Action Healthcare Products, Inc., a Florida corporation, (“AHCP”) entered into a Membership Interest Purchase Agreement to acquire all of the membership interests of B.E. Overseas Investment Group, LLC, a Florida limited liability company (“B.E.”). The acquisition was closed on August 25, 2008. Under the terms of the Membership Interest Purchase Agreement, AHCP acquired all of the outstanding membership interests in B.E.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
Business Combination with BE Overseas (cont.)

B.E. Overseas Investment Group, LLC is a merchant bank and consulting company that provides foreign companies capital and intellectual property for access to United States markets. At the time of acquisition two primary companies were included in B.E.’s investment portfolio; B.E. Home Medical Products Group, through B.E. has established relationships to release several electronic home health products from overseas companies and Bunch of Expressions, a uniquely modeled import and distribution company selling fresh flowers from South and Central America in the United States.

The Company’s primary purpose of the acquisition of B.E. and the appointment of Mr. Swartz as Chief Executive Officer was to strengthen its existing toy business and pursue additional lines of business in the consumer products sector. The Company has identified healthcare products as a consumer goods business with high profit margins and growth potential and that also complements the Company’s existing consumer goods distribution infrastructure that the Company has developed with its toy business.

As consideration for the membership interest in B.E., the Company agreed to issue an aggregate of 500,000 shares of its common stock. From such shares of common stock, 250,000 shares were withheld and are contingently issuable upon the Company’s receipt of all funds due under a separate securities purchase agreement discussed below. This acquisition has been recorded based upon the fair value of the common stock issued by the Company. Acquired identifiable tangible and intangible assets as well as liabilities were not significant which resulted in the recording of approximately $485,000 of goodwill. The fair value of the contingent consideration will be recorded upon the satisfaction of such contingency.

Pursuant to the terms of the escrow, each owner of B.E. would receive the escrowed shares if, on or before September 22, 2008, the Company receives $500,000 from the Investor as required by a Securities Purchase Agreement (“SPA”). If such funds were not received by September 22, 2008, then the escrowed shares would be returned to the Company. The parties agreed to extend, pursuant to an Omnibus Amendment Agreement, the term to fund the purchase of the Preferred Shares payable by the Investor to the Company through October 31, 2008. In order for the Company to agree to the extension, the Investor paid the Company a fee of $5,000. The Company received the first installment of $40,000 on September 23, 2008. Through October 31, 2008 the Company has received total proceeds of $195,000. The parties are currently in discussions to extend the term of the funding period under the SPA.

10.
Other Commitments. In January 2006, the Company renewed its License Agreement with Porchlight Entertainment, Inc., for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The term of the Agreement is for two years expiring on December 31, 2008, subject to the Company meeting certain minimum sales objectives and royalty requirements.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements -- our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions.
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

Strategic Update

With  the acquisition of BE Overseas which brought a new management team and culture, the Company is focusing its efforts on building market share for its current line of award winning educational toy brands. Management will work to strengthen the Company’s presence in the educational toy and children’s segment while strategically transforming the Company from a one segment consumer product toy company to a global holding company, that builds profitability and shareholder value in established and growth stage consumer product companies.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company believes it can develop unique untapped opportunity by maximizing its existing customer relationships through its established and unique multi-level channels of distribution. The Company’s award winning toy products have sold over 1.5 million units annually creating strong consumer acceptance and allowing additional market penetration with brand extensions and new product introductions.

Today, in its 30th year, the Company has reshaped itself to strengthen its eight core quality consumer toy brands: Curiosity Kits®; I Dig™ Excavation Adventures; Jay Jay the Jet Plane Wooden Adventure System™; Play & Store™; Space Voyagers®; Kidz Workshop™; Climb@Tron™; and Woodkits™.  These toy lines include premium wooden toys, action figures, play-sets, activity kits, crafts and various other playthings with strategic emphasis on non-violent, educational and fun topics such as crafts, space, dinosaurs, science and nature.

Management believes the path to maximizing our current market position encompasses the following assets and operational strengths:

•	Accountable brand management philosophy
•	Eight award winning educational toy brands
•	35,000 sq ft distribution center
•	Outsourced/scalable manufacturing process
•	Leverage over 1.5 million units sold annually with cross-selling materials
•	Currently sold in 2,000+ retail stores across USA
•	500+ location-based edutainment venues: Museums, Zoos, Aquariums, Theme-parks & Attractions
•	Specialty & Department Retail Chains: Toy’s R’ Us, Barnes & Noble, JoAnn’s, Michaels, Lowes, Home Depot, JC Penney’s, Target, and others

Our operational focus for executing this strategy will be based on the following priorities:

•	Maximize existing relationships with retailers while opening new channels
•	Re-allocate resources to support our sales channel priorities
•	Promote all products to all customer segments to generate additional revenue opportunities
•	Become a recognized leader in the Educational toy children’s segment
•	Create a multi-media on-line experience for our consumers to entertain, educate and generate revenue
•	Build targeted retailer and consumer programs to maximize selling opportunities year round
•	Find other opportunities in the consumer products segment that can take advantage of existing infrastructure
•	Capitalize on business development through the BE acquisition

Results of Operations:
Three Months and Nine Months Ended September 30, 2008 Compared With Three Months and Nine Months Ended September 30, 2007

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our statements of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September30, 2008	Nine Months Ended September 30, 2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	80.7%	59.2%	70.7%	58.6%
Gross Profit	19.3%	40.8%	29.3%	41.4%
Selling Expense	31.5%	21.3%	34.1%	26.2%
General and Administrative Expense	44.8%	43.0%	61.6%	45.5%
Total Operating Expense	76.3%	64.3%	95.7%	71.7%
Loss from Operations	(57.0%)	(23.6%)	(66.4%)	(30.3%)
Other Income (Expense)	(9.3%)	7.8%	(7.7%)	0.7%
Loss before income taxes	(66.3%)	(31.4%)	(74.1%)	(29.6%)
Income Taxes	1.3%	-	0.6%	-
Net Loss	(67.6%)	(31.4%)	(74.7%)	(29.6%)

Net sales for the three months ended September 30, 2008 were $1,733,100 compared with net sales of $1,684,900 for the three months ended September 30, 2007. Net sales for the nine months ended September 30, 2008 were $4,067,800 compared with net sales of $4,486,900 for the nine months ended September 30, 2007. The increase of $48,200 for the three-month period and decrease of $419,100 for the nine month period equates to 2.9% and 9.3% respectively. Management attributes the $48,200 increase for the three month period to an increase in Curiosity Kits sales resulting from shipments of new product received during the quarter largely offset by a decrease in I Dig sales. The $419,900 decrease in net sales for the nine month period, is principally attributable to a decrease in Curiosity Kits sales resulting from a transition to new product packaging being available for shipment starting in June and a decrease in I Dig sales. At the beginning of the 2008 fiscal period slow moving and overstocked items represented a significant portion of the Company’s inventory. As a result of improved purchasing procedures and disposing of slow moving product at approximately net realizable values, management has significantly reduced the levels of these overstocked items.

Gross profit decreased by $351,600 to $335,300 for the three months ended September 30, 2008, compared with $686,900 for the three months ended September 30, 2007 and decreased as a percent of net sales from 40.8% to 19.3% for the three-month periods ended September 30, 2007 and 2008, respectively. Gross profit decreased by $666,900 to $1,189,900 for the nine months ended September 30, 2008, compared with $1,856,800 for the nine months ended September 30, 2007. Gross profit as a percent of sales decreased from 41.4% to 29.3% for the nine-month periods ended September 30, 2007 and 2008, respectively. The decrease in gross profit percentage was almost entirely attributable to higher amortization of product development costs related to the Curiosity Kits brand and previously mentioned sales programs implemented to improve working capital by disposing of certain quantities of slow moving product at approximately net realizable values.

Selling, general and administrative (SG&A) expenses increased by $238,700 to $1,322,700 for the three month period ended September 30, 2008 from $1,084,000 for the three-month period ended September30, 2007. SG&A expenses increased by $676,700 to $3,893,900 for the nine months ended September 30, 2008 from $3,217,200 for the nine months ended September 30, 2007. These increases in SG&A expenses of 22.0%
for the three month period and 21.0% for the nine month period ended September30, 2008 are attributable primarily to the following:

•
An increase in compensation and related benefit costs of $155,100 and $446,900 for the three and nine month periods, respectively, principally as the result of additions of senior financial and sales personnel and an increase in stock based compensation;

•
An increase in professional services of $34,700 and $242,800 for the three and nine month periods, respectively, resulting primarily from Sarbanes-Oxley compliance consulting services, legal, investor relations services and recruiting fees;

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	An increase in bad debt expense of $42,700 and $110,900 for the three and nine month periods, respectively; and

The increase for the nine months ended September 30, 2008 was partially offset by:

•	A decrease in brand licensing expense of $44,600;
•	A decrease in commission expense of $21,800;
•	A decrease in travel expenses of $33,500 and
•	A reduction in insurance expense of $15,000

Interest expense related to current debt was $20,800 and $42,200 for the three month periods ended September 30, 2008 and 2007, respectively and $85,900 compared to $100,600 for the nine month periods ended September30, 2008 and 2007, respectively. The $21,400 decrease for the three month period was attributable to a decrease in the lending rate and lower borrowings under the line of credit. The $14,700 decrease for the nine month period was attributable principally to higher borrowings under the line of credit being more than offset by a decrease in the lending rate.

Other income and (expense), net during the three-month periods ended September 30, 2008 and 2007 was ($139,600) and ($90,000), respectively and ($225,900) compared to $132,500 for the nine month periods ended September 30, 2008 and 2007, respectively. The $49,600 change for the three month period and $358,400 change for the nine month period was mainly attributable to unrealized losses from investments in 2008.

Net loss, as a result of the foregoing, was $1,170,900 and $529,300 for the three months ended September 30, 2008 and 2007, respectively and $3,038,900 compared with $1,328,400 for the nine months ended September 30, 2008 and 2007, respectively.

Financial Condition, Liquidity, and Capital Resources:

As of September 30, 2008, we had cash and cash equivalents of $7,800, representing a decrease of $36,600 compared to $44,400 as of December 31, 2007.

After taking account of non-cash items and other adjustments, our cash provided by operations for the nine months ended September 30, 2008 was $448,200. The principal sources of cash from operating activities for the nine months ended September 30, 2008 were from collection of the litigation judgment $3,233,700, net decrease in inventories of $629,700. The principal uses of cash from operating activities for the same period were a decrease of $711,000 in accounts payable, an increase of $466,100 in other assets attributable to capitalized product development costs in addition to an increase of $94,100 in investment securities.

The principle use of cash from investing activities of $29,800 was for molds utilized in toy production.

The use of cash from financing activities of $455,000 resulted from decreases in borrowings under the line of credit of $403,900, decrease in borrowings under investment account of $75,500 and stock repurchases of $32,700, partially offset by proceeds from exercise of warrants and sale of preferred stock of $57,100.

At September 30, 2008, borrowing under our line of credit was $1,556,500, a decrease of $403,900 from $1,960,400 as of December 31, 2007.

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

ITEM 1. Legal Proceedings

The Company is engaged in various legal proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed by management to be material risk to the Company’s financial condition.

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

Repurchase of Securities

On May 17, 2007, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares. Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions. The share repurchase program does not have a fixed expiration date. However, our Board may discontinue or suspend the program at any time. As of September 30, 2008, we have repurchased 34,818 of our common shares and 115,182 remain available under the plan.

Repurchases of Common Shares
	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may be purchased under the plans or programs
July 1, 2008 - July 31, 2008	-	$-	-	127,131
August 1, 2008 - August 31, 2008	-	$-	-	127,131
September 1, 2008 - September 30, 2008	11,949	$1.35	11,949	115,182
Total	11,949	$1.35	11,949	115,182

ITEM 4. Submission of Matters to Vote of Shareholders

The 2008 Annual Meeting of Shareholders was held in our offices at 1101 North Keller Road, Orlando, Florida on Tuesday, November 11, 2008. The total number of shares entitled to vote at the meeting was 5,929,100. The total number of shares represented at the meeting in person or by proxy was 4,735,951.

Proposal 1. Election of Directors

The first proposal brought before the shareholders was election of Neil Swartz, Ronald S. Kaplan, Scott Runkel, Ann E.W. Stone, and Cecilia Sternberg as the members of our Board of Directors. As a result of the votes cast, as described below, all five nominees were elected for one-year terms to expire at the Annual Shareholders’ Meeting in 2009:

NAME	FOR	WITHHELD
Neil Swartz	3,441,364	1,294,587
Ronald S. Kaplan	3,324,845	1,411,106
Scott Runkel	4,684,149	51,802
Ann E. W. Stone	4,591,149	144,802
Cecilia Sternberg	4,667,920	68,031

Proposal 2. Approval of Adoption of 2008 Long-Term Equity Incentive Plan

The second proposal brought before the shareholders was to approve the adoption of the 2008 Long-Term Equity Incentive Plan. As a result of the votes cast, as described below, the second proposal was not approved.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
250,896	1,428,404	1,948,925	1,107,726

Proposal 3. Approval of Amendment to Amended and Restated Articles of Incorporation

The third proposal brought before the shareholders was to approve the amendment to the Amended and Restated Articles of Incorporation to increase the authorized Common Stock to 25,000,000 shares. As a result of the votes cast, as described below, the third proposal was approved.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
4,562,695	134,480	38,776	-

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

ACTION PRODUCTS INTERNATIONAL, INC.

Date: November 14, 2008	By:	/s/ NEIL SWARTZ
Neil Swartz
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ ROBERT BURROWS
Robert Burrows
Chief Financial Officer (Principal Financial and
Accounting Officer)