Form 10-K
period 2008-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2009-04-23
CIK 747435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 For the fiscal year ended DECEMBER 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 or the transition period from _____ to __________

Commission file number 000-13118

ACTION PRODUCTS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2095427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 N. KELLER RD., SUITE E
ORLANDO, FLORIDA 32810

 (Address of principal executive offices)

(407) 660-7200

 (Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE	NASDAQ CAPITAL MARKET

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer `☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐ No ☒

As of April 15, 2009, there were 6,491,400 shares of common stock of the registrant issued and outstanding.

As of December 31, 2008, the number of shares of Common Stock held by non-affiliates was approximately 5,951,400 shares.  The approximate market value based on $0.69, the last sale price on December 31, 2008, of the registrant’s Common Stock was approximately $4,106,466.

TABLE OF CONTENTS

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Action Products” and “our company” refer to Action Products International, Inc., a Florida corporation.

Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Annual Report, the words “believe,” “may,” “should,” “expect,” “anticipate,” “plan”, “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position.  Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance.  Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Action Products International, Inc. is historically a global manufacturer and distributor of brand-focused educational toys and activities within the specialty toy industry.  Originally incorporated in New York in 1977, the company relocated its operations and state of incorporation to Florida in 1980 and went public on the NASDAQ stock market in 1984.  The company began as a distributor of education-oriented toys, children’s books, stationery and souvenirs, supplying to museum gift shops exclusively.  In 1997 a new business model was developed around our toy and children’s products business to develop a diversified portfolio of company designed and acquired brands of products while expanding sales distribution to include broader retail outlets.

Today our “Toy & Craft” business designs, manufactures and markets a diversified portfolio of educational, positive and non-violent brands of toys, crafts, gifts and activity products, to various retailing channels such as independent toy stores, gift stores, craft and hobby stores, specialty and discount retail chains, museums, zoos, aquariums, theme parks and attractions primarily in the United States and Canada.  Since moving away from distribution for other manufacturers and publishers, we developed new proprietary products through internal development, licensing and corporate acquisitions.

Our website offers our consumers a well rounded shopping experience helping to explain the play values and importance of Action Toys.  While at www.ActionToysInc.com consumers can view online videos, learn more about each product, review their educational content and play value and locate a retailer in their area or make a purchase online.  The second phase of www.ActionToys Inc.com is expected to be ready in 2010 and is planned to include an online interactive "Fun Zone" that will include online games, free downloads, and value added content.

Recent Events

In 2008, we pursued additional lines of business, particularly in children’s book development and publishing and later the home health care industry to complement our current distribution and sales network.  This, we hoped, was through the acquiring of BE Overseas LLC and the change of management – principally appointing Neil Swartz, one of the owners of BE Overseas, as our Chief Executive Officer and Chairman of the Board.  As part of the acquisition of BE Overseas, Craig Sizer, the other controlling shareholder of BE Overseas, agreed to invest $500,000 in our company.  Unfortunately, neither transaction was successful.

Our acquisition of BE Overseas has to date resulted in no significant furtherance of the home health care product sales on our behalf at great cost. There are currently no existing lines of home health products or other significant lines of business within BE Overseas Limited.  Mr. Sizer has, to date, failed to complete his investment of $500,000, of which $300,000 remains unpaid.

On March 19, 2009, Neil Swartz, our Chairman and Chief Executive Officer, resigned from the company following the resignation of Robert Burrows, our Chief Financial Officer and Chief Operating Officer.  Both Mr. Swartz and Mr. Burrows resigned without notice.  At the time of their resignations, our cash position was essentially zero and our current asset based lender has declined to permit additional advances although we believe we have more than adequate eligible inventory and receivables and other securitized collateral to justify advances.

In light of the current dilemma, our board of directors rehired a former Chief Executive Officer and Chairperson, Warren Kaplan, to act as our Principle Officer & Restructuring Officer to pursue all avenues for growth, including improving cash flow, pursuing debt and equity financing and identifying strategic alternatives deemed in the best interest of our stakeholders.  Since his appointment on March 20th, Mr. Kaplan has met with our principle lender, has made a short-term interest-free loan to the company for payment of sales commissions, has recruited an experienced sales management professional, negotiated reductions in our occupancy lease and decreased payroll and other operating expense.

We are pursuing various financing options, mergers and disposition of non-core business assets.  Due to prevailing economic conditions and recent losses sustained by our business, we cannot make any assurances that we will achieve any of these goals.  Further, we are currently considering legal remedies with respect to Messrs. Swartz, Sizer and Burrows with regard to breaches of contracts, misrepresentations and breaches of fiduciary duties.

For his full time efforts as our Restructuring or Principal Officer Mr. Kaplan is to be compensated $52,000 annually.  The company has reported that it has been improving its collections of past due accounts, and building its account receivable through the sale of existing inventories.  However, due to the structure of our working capital line of credit, described elsewhere herein, we are temporarily unable to get new sold goods (backlog orders) released from factories and ports.

Management believes that should it successfully achieve financial liquidity, the ultimate path to maximizing our current market position encompasses the following assets and operational strengths:

·	Accountable sales and brand marketing management
·	Eight award winning educational toy brands
·	32,000 sq ft company owned distribution center
·	Outsourced/scalable manufacturing process
·	Leverage over 1.5 million units sold annually with cross-selling materials
·	Currently sold in 2,000+ retail stores across USA
·	500+ location-based edutainment venues: Museums, Zoos, Aquariums, Theme-parks & Attractions
·	Specialty & Department Retail Chains: Toy’s R’ Us, Barnes & Noble, JoAnn’s, Michaels, Target, and others, as well as reestablishing international distributor sales.

Our operational focus for executing this strategy will be based on the following priorities:

·
·	Maximize existing relationships with retailers while opening new channels
·	Promote all products to all customer segments to generate additional revenue opportunities
·	Regain leadership in the Educational toy children’s segment
·	Create a multi-media on-line experience for our consumers to entertain, educate and generate revenue
·	Build targeted retailer and consumer programs to maximize selling opportunities year round
·	Find other opportunities in the consumer products segment that can take advantage of existing infrastructure, resources and experience
.	Find opportunities to capitalize on BE Overseas concept and website.

Our Strategy

While working to correct short term financial and administrative obstacles described herein, we are working aggressively to implement strategies for expansion through mergers, acquisitions, distribution agreements as well as to expand our current toy and craft product business while leveraging our current tangible and intangible assets and our distribution and sales network.  Our goal is to regain revenue growth in the educational toy and children’s segment and transform the company into a global holding company that generates shareholder value in one or more well-established or growth-stage companies.

Business Divisions

Action Toys, Inc. and Curiosity Kits, Inc: Our toy and craft operation primarily designs, markets and sells educational toy products under the umbrella name “Action Toys™,” formerly known as “Action Products®.” Marketing and promotion programs focus on individual brands such as CURIOSITY KITS®, SPACE VOYAGERS®, CLIMB@TRON™, I DIG DINOSAURS®, WOODKITS™ and PLAY & STORE™.  Products include premium wooden toys, action figures, play-sets, activity kits and various other playthings with a strategic emphasis on non-violent, educational and fun topics such as space, dinosaurs, science, and nature.

Our top contributing brands are I Dig Dinosaurs® (and related), Curiosity Kits®, Space Voyagers®, and Play & Store™.  The Curiosity Kits® brand acquired April 2004 contributed $1.3 million to our net sales in 2008, and was revamped and reintroduced in mid-2008.  The EarthLore® I Dig Dinosaurs® brand continues to be a strong brand group and contributed over $1.2 million to net sales in 2008.  Our other brands, including Jay Jay the Jet Plane, Drop Zone Extreme™, Space Voyagers® and Play & Store™, contributed the remaining $2.9 million net sales in 2008.

Market Opportunity

            While distribution systems continue to change at an increased rate, the consumer trends indicate increasingly knowledgeable parents and child caring adults.  These more informed purchasers seek products and services that treat their children as learners rather than merely as consumers. There is increasing emphasis on promoting interest in, and encouraging appreciation of, education, “edutainment” natural sciences and our environment.  There has been an upward trend in home activities noted in reports on do-it-yourself and at- home or “nesting” activities. These trends serve to drive increased spending on educational products and redefine markets for our toy and activity markets.  We believe these trends provide our company a significant market opportunity

The second phase of our www.ActionToysInc website expected in late 2009  will be in concert with the growing dependency on the Internet –a new conduit into ‘speak’ directly with consumers regarding their preferences, our products and services, and their availability as it creates a learning environment using and promoting our products.

The principal markets for our toy and craft division’s products are consumers who purchase from our customer base of specialty retailers, toy stores, toy departments of national and regional chain retailers, museums and attractions, parent/teacher stores, mail order catalogs and increasingly the Internet. Our products are currently aimed primarily at the preschool and elementary school age categories. Our long-term goal is to capture a growing share of these markets in the U.S. and internationally.

Several of our product lines which include I Dig™, Curiosity Kits® and Space Voyagers® appeal to the international consumer.  We expect our foreign sales to grow in the future as we continue to execute on globalizing our testing and packaging and establishing distribution agreements with foreign customers.

We continue to seek new businesses to acquire which will expand our revenue potential and better leverage our fixed cost base and our expertise, contacts and relationships.

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

Our Products

Action Toys Inc.
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

Curiosity Kits®
Acquired in 2004, Curiosity Kits a leading brand in the children’s arts & crafts segment, encompasses a variety of craft activity kits, with everything from innovative science kits to activities with sculpting, drawing and painting for self-expression.  Curiosity Kits offers high quality materials, tools, and the information needed to imagine and create lasting treasures while learning and having fun.  In 2007 we reestablished a creative relationship with the original creator of the brand and introduced over twenty new products in 2008.  Curiosity Kits has received several toy or craft awards including in 2006 the Dr Toy’s 100 Best in 2006,

I DigTM Excavation Adventures
Our I Dig™ Excavation Adventures let children imagine they are modern day dinosaur hunters, archaeologists and treasure seekers.  Using steel tools, children dig through dust free “rock” to unearth replica dinosaur bones, buried treasure and Egyptian artifacts.  This line was expanded in 2007 with the introduction of two I Dig™ Adventures: an Arrowhead and Gold Rush dig.  New for 2008 were more dinosaurs and other archaeological themes with the core I Dig scientific slant, and in development are some very imaginative themes with greater emphasis on the fun aspect of the digs.

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

Climb@Tron™
Climb@trons™ are interplanetary robots that climb up, down, around, and even upside down on smooth surfaces like windows, mirrors and cabinets using powerful suction cups and vacuum technology and auto reverse action to keep Climb@Tron™ going even after bumping into barriers.  This is a consistent seller for Action Products in museums and attractions.

Kidz Workshop™
Our Kidz Workshop™ line includes the award winning EZ Build Projects™ that promote confidence-building with its fun-to-assemble ease where one tool does it all; Kidz Workshop™ fits the bill for children ages 7 and up.  EZ Build Projects are winners of toy product awards. The company no longer seeks licenses but rather seeks to sell licenses.

Licensing
We became licensees in December 2001 obtaining the rights to manufacture and market certain toy lines under the Jay Jay The Jet Plane™ name. In January 2006 we renewed with a new licensing agreement which we opted to allow to expire in December 2008, however can access thereafter on an as-sold basis with cooperation from the licensor.

In May of 2007 our company entered into a merchandising license agreement with the American Museum of Natural History to produce and sell its Ology brand products.  The agreement expires June 30, 2010 and contains sales quotas and minimum royalty payments due for each annual period. It is possible this arrangement will end in 2009.

In November 2007 the company entered into a product development and royalty agreement with a consultant to revamp marketing presentation and packaging of existing Curiosity Kits products and produce new product concepts for the Curiosity Kits brand.  The agreement expired September 30, 2008 and provided for potential royalty payments based on achievement above certain sales levels on annual aggregate net sales for the life of the products specified in the agreement. In December 2008, the company entered into a settlement agreement terminating the consulting agreement and eliminating royalty payments.

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced product manufacturing services and to concentrate our internal resources on product development, sales and marketing.  We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts.  We use several OEM contract manufacturers to source components and build finished products to our specifications.  We currently use approximately 25 contract manufacturers based on their technical and production capabilities and matched to particular products to achieve cost and quality efficiencies. They are located in Hong Kong and China.

During 2008 and 2007 our largest single manufacturer supplied 36% and 25% respectively, of our products and our top three manufacturers combined supplied a total of 64% and 60% respectively.  We believe other manufacturers are available to us should any of our significant manufacturers, including our largest manufacturer, be unable or unwilling to continue to manufacture our products for us.

Based on our net sales in 2008, major retailers and international distributors took title to approximately 2%of our products directly from our manufacturing facilities in Asia.  However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and other retailers and distributors throughout the U.S. and Canada.

Marketing, Sales and Advertising

We exhibit our product lines at toy, gift and related industry trade shows, the most important trade show is the American International Toy Fair held in New York City each February.  In January 2007 we held our debut exhibit at the International trade fair of the Craft & Hobby Association, to positive reviews.

We sell our product lines through a network of manufacturer representative firms and an internal, direct-sales department.  Our direct sales team focuses on selling to our original customer base in the attraction and museum categories.  Our sales department includes a customer service team that manages and supports our retailers and the manufacturer representative firms with marketing collateral, product information, order processing and selected customer presentations.

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

Trade advertising remained a core marketing tool in 2008.  We placed ads throughout the year in trade publications including Playthings, The Toy Book and publications of the American Specialty Toy Retailers Association (ASTRA) ) as well as consumer catalogs published by retailers and advertising cooperative groups such as Learning Express, and The Good Toy Group.

Sales and Distribution

Our distribution strategy is focused on the specialty retail and selected mass-market channels.  This includes selectively differentiating the products we distribute through each channel to address the divergent pricing, packaging and merchandising requirements of customers in the specialty and mass market channels.

We service customers in all fifty U.S. states and the District of Columbia, and export to a number of foreign countries including the United Kingdom, Spain, Canada and Germany.

Our management focuses its efforts on growing our customer base by increasing our penetration and presence in new and existing distribution channels.  Museum stores and attractions throughout the U.S. and around the world served as our primary customer base since the inception of our company.  While this niche provided us with a solid foundation for growth, we expanded our distribution to national toy stores, specialty retailers and other available retail outlets.  We have a diversified customer base including some of the major toy retailers in the U.S. and Canada.  The ten largest customers accounted for approximately 32% of our net sales in 2008.  Our largest single customer accounted for approximately 7% of our total net sales.

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

With the launch of our upgraded website in December 2008 we offer our consumers a more rounded shopping experience helping to explain the play values and importance of Action Toys. While at www.ActionToysInc.com consumers can view online videos, learn more about each product, review their educational content and play value and locate a retailer in their area or make a purchase online.

International Operations, Sales and Manufacturing

Overall revenues from our international sales represented approximately $0.3 million or 5% of our total revenues in 2008 and $0.4 million or 6% in 2007.  Slightly less than 85% of international sales were to Canada and the United Kingdom.  Revenues from other international customers still represent a limited percentage of our total revenues.

Although we have a formal distribution agreement for The United Kingdom, we sell other international accounts and distributors on a direct basis.

In general, international sales are subject to inherent risks including, but not limited to, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, cultural differences affecting product demands and the burdens of complying with a variety of foreign laws.)

Our products are produced by approximately 25 outside manufacturing companies in the U.S., Hong Kong and China, and are imported directly by us as finished goods.

Though we did experience some delays in shipment in the fall of 2002 due to a prolonged work stoppage at 28 west-coast shipping ports, the effect was mainly a delay in sales and over the long term did not have a materially adverse effect on our business.  We do not expect this event to reoccur any time soon.

We experience minimal currency risk because these foreign sourcing transactions are conducted using U.S. dollars.

We believe the capacity of our facilities and the supply of completed products we purchase from unaffiliated manufacturers are adequate to meet the foreseeable demand for the product lines we market.  Over a period of time, our reliance on external sources of manufacturing can be shifted to alternative sources of supply should such change be necessary.

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

Competition

Our business is highly competitive and we compete for shelf space with various toy manufacturers, importers and distributors including Leapfrog with approximately $450 million educational toy sales; Learning Curve with over $100 million in sales to specialty retailers; Jakks Pacific which keys its growth to acquisitions; and a number of smaller companies primarily having single product lines and often privately owned.  Our ability to compete successfully is based upon our core competencies, including our experience in conceptualizing and developing quality toys that are themed as non-violent and educational, our unique ability to perform a wide range of specialized “same day” shipment on most domestic orders and outstanding customer service.  Our manufacturer representative firms and in-house sales professionals maintain regular and close contact with direct customers.  Our reputation, customer service and unique brand offerings enable us to build and maintain customer loyalty.

Product Design & Development

The company works to refresh and redesign existing toy product lines and to develop innovative new toy product lines.  During 2008 and 2007 we spent $363,000 and $259,800, respectively, in connection with the design and development of new products.

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

Our products are rated according to the American Society of Testing and Materials (ASTM) safety protocol adopted by the United States and the EN-71 safety protocol adopted by the European Community.  In addition, we expect to certify our products according to the Japanese Toy Association safety criteria for consumer products.  We also voluntarily comply with certain standards established by the ASTM.  Although compliance with this much stricter standard is completely at the discretion of the manufacturer, it is our firm policy that our toys meet this superior level of safety.  We maintain a quality control program to ensure product safety compliance with the various federal, state and international requirements.  Our membership in the Toy Manufacturer’s Association provides an important resource to remain informed of the latest safety guidelines.

Notwithstanding the foregoing, there can be no assurance that all of our products are or will be hazard free.  Any material product recall could have an adverse effect on us, depending on the product, and could affect sales of our other products.

Personnel

As of December 31, 2008, we had 29 employees worldwide, including two executive officers, seven sales and customer support personnel, three marketing and product development personnel, seven distribution personnel and ten administrative and procurement personnel.  We offer our employees a benefits package that includes health and life insurance plans, a 401(k) plan and an employee-contributed IRC Section 125 health plan.  None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

We face a number of substantial risks.  Our business, financial condition or results of operations could be harmed by any of these risks.  The trading price of our common shares could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-K.

Risks associated with our business

Recently inadequate working capital has caused, and will continue to cause, inadequate availability of credit from vendors, cash reserves to be held by our asset based lender, and delays in delivering merchandise.  Our lack of working capital has resulted in a reluctance of certain key creditors to extend us adequate credit.  Because of this inadequate credit, we have been unable to fulfill our orders in a timely manner, resulting in substantial back orders and delayed payment of our obligations. The inability to ship goods on a timely basis has resulted in increased customer order cancellations, higher than normal returns of goods, damage to our reputation and loss of repeat buyers.

There are a number of outstanding accounts payable that were not paid in 2008 even when funds were available. This hurt relationships with many of our providers and sources adversely affecting the company into 2009. All open payables and ostensible commitment are currently under review.

We may not be successful in securing additional vendor credit and improving shipment of merchandise in the future. If we cannot get additional vendor credit, we may continue to incur substantial losses.  As a result of our lack of working capital, our auditors have issued their report to our financial statements accompanying this report with a going concern qualification.

To the extent that cash generated internally and cash available under our loan facility are not sufficient to provide the capital required to fund future operations, we will require additional debt and/or equity financing in order to provide such capital.  Such financing, however, may not be available or, if available, may not be on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we may not be able to implement our business strategy.  If we are able to obtain additional debt financing, we may incur increased interest and amortization expense, increased leverage, increased exposure to competitive pressures and increased exposure to economic downturns.  If we are able to obtain equity financing, such financing may dilute the equity interest of our existing stockholders.

If we incur losses, our ability to satisfy our cash requirements may be more difficult.  We incurred a net loss of approximately $3.9 million in fiscal 2008, and an operating loss of approximately $1.9 million in fiscal 2007.  If we fail to generate operating income and net income, we could have difficulty meeting our working capital requirements as well as NASDAQ listing requirements.

Changing consumer preferences may negatively impact our product lines.  As a result of changing consumer preferences, many toys are successfully marketed for only a few years, if at all.  We cannot assure you that any of our current successful products or product lines will continue to be popular with consumers for any significant period of time, or that new product and product lines will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time.  Our success is dependent upon our ability to enhance existing product lines and develop new products and product lines.  The failure of our new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

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

In addition, although we have normally been successful in stipulating that our foreign customers pay in U.S. dollars, any payment provisions involving foreign currencies may result in less revenue than expected due to foreign currency rate fluctuations.  Other risks associated with international operations include:

•	import and export licensing requirements,
•	trade restrictions,
•	changes in tariff rates,
•	overlapping tax structures,
•	transportation delays,

•	currency fluctuations,
•	potentially adverse tax consequences, and
•	compliance with a variety of foreign laws and regulations

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

Our officers and directors control a large percentage of outstanding stock and may be able to exercise significant control.  Our current officers and directors beneficially own 39.7% of our common stock on a fully diluted basis.  As a result, current management will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

We have implemented anti-takeover defenses.  Certain provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a take-over attempt of us.  We are subject to the “affiliated transactions” and “control share acquisition” provisions of the Florida Business Corporation Act.  These provisions require, subject to certain exceptions, that an “affiliated transaction” be approved by the holders of two-thirds of the voting shares other than those beneficially owned by an “interested shareholder” or by a majority of disinterested directors.  Voting rights must also be conferred on “control shares” acquired in specific control share acquisitions.  Lastly, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board.  We include such preferred stock in our capitalization in order to enhance our financial flexibility.  However, the issuance of large blocks of preferred stock may have a dilutive effect with respect to existing holders of our common stock.

We depend on key personnel.  Our success largely depends on a number of key employees.  The loss of services of one or more of these employees could have a material adverse effect on our business.  We were dependent upon the efforts and abilities of certain of our senior management, particularly Neil Swartz, our Chief Executive Officer, and Robert Burrows CFO and COO.  We do not maintain key man life insurance on any executive officer.  We believe our future success will also depend, in part, upon our ability to attract, retain and motivate qualified personnel.  We cannot assure you, however, that we will be successful in attracting and retaining such personnel.

We currently do not intend to pay cash dividends.  We expect that we will retain a major portion of available earnings, if any, generated by our operations for the development and growth of our business.

The issuance of additional shares of common stock or the exercise of outstanding options and warrants will dilute the interests of our shareholders.  As of December 31, 2008, we had 5,951,400 shares of our common stock outstanding.  Our board has the ability, without further shareholder approval, to issue up to 19,048,600 additional shares of common stock.  Such issuance may result in a reduction of the book value or market price of our outstanding common stock.  Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.  Further, if all our outstanding options, convertible preferred stock and warrants are exercised, we will have approximately 13,187,600 shares outstanding.  Thus, the percentage of shares owned by all existing shareholders will be reduced proportionately as options and warrants are exercised.  The table below summarizes our current outstanding common stock, options, warrants and preferred stock:

Common Shares, Options, Warrants and Preferred Stock	Number of Common Shares	Number of Common Shares underlying Options, Warrants and Preferred Stock	Total

Common stock issued as of December 31, 2008
Issued	6,191,900		6,191,900
Less treasury shares	(240,500)		(240,500)
Options outstanding as of December 31, 2008
Currently exercisable		130,500	130,500
Currently unexercisable		22,500	22,500
Warrants outstanding as of December 31, 2008
2003 warrants		1,704,400	1,704,400
2006 warrants		5,191,300	5,191,300
Other warrants		12,500	12,500
Preferred Stock
Series A Preferred Stock		175,000	175,000
TOTAL	5,951,400	7,236,200	13,187,600

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Orlando, Florida, where we lease a 6,000 square foot suite in a business district near downtown Orlando, staffed by executive, sales, marketing, importing and graphics personnel.  We are on a short-term occupancy lease and achieved a significant rent reduction in April 2009.

In addition, we own a distribution facility in Ocala, Florida.  The Ocala facility, which we have owned for over twenty years and houses our distribution center, is comprised of a 35,000 square foot mixed use building and 2.5 acres of land.  This facility, which is situated in an industrial park comprised of similar facilities, is expected to be sufficient to meet the current major portion of our warehousing and distribution needs.  When peak warehouse space has been required we have been successful in obtaining additional space at reasonable rates in the vicinity of our facility.

There are no current plans to renovate or expand the facility.  We follow a course of regular repair and maintenance to the structure and fixtures that keep the facility in good operating condition.  In addition we maintain sufficient insurance to effect the replacement or repair of the facility.

ITEM 3.	LEGAL PROCEEDINGS

The company is engaged in various legal proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed by management to be material risk to the company’s financial condition. In April 2009, we received a demand letter from our former CFO alleging cash and stock compensation due in the amount of approximately $250,000. We believe his claim is without merit and our management is exploring potential claims against the former CFO.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “APII.” The following table represents the range of the high and the low bid quotations for each fiscal quarter for the last two fiscal years ended December 31, 2007 and 2008.  These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High

March 31, 2007	$1.36	$1.74
June 30, 2007	$1.48	$1.80
September 30, 2007	$1.15	$1.73
December 31, 2007	$0.45	$1.89

March 31, 2008	$0.70	$1.37
June 30, 2008	$0.43	$1.19
September 30, 2008	$0.48	$3.52
December 31, 2008	$0.06	$1.61

On April 7, 2009, the closing price of our common stock was $0.29 and we had approximately 1300 record owners of our common stock.

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

On April 24, 2003 the company announced a warrant distribution to all shareholders of record as of June 12, 2003.  Shareholders were issued one warrant for each share of common stock owned as of the record date.  The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share.  On June 6, 2006, the company’s Board of Directors extended the expiration date of the warrants to December 31, 2010. On December 16, 2008 the Board of Directors revised the exercise price of the warrants, from $2.00 to $1.00 per share, such that the warrants will allow the holders of each warrant owned to purchase one common share at an exercise price of $1.00 per share until December 31, 2010. All other terms of the warrants remain the same.  Approximately 3,272,100 warrants had been originally issued and as of December 31, 2008, 1,567,600 had been exercised.

On October 28, 2005 the company announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 30, 2008, the company’s Board of Directors extended the expiration dates of the warrants such that the warrants will allow the holders of each warrant owned to purchase one share of common stock at an exercise price of $3.25 per share until January 31, 2009 or $3.75 per share from February 1, 2009 until January 31, 2011.   As of December 31, 2008 approximately 5,197,200 warrants had been originally distributed and 5,900 had been exercised.

Recent Sales of Unregistered Securities

Other than as previously disclosed in the company’s SEC filings, there were no issuances or sales of our securities by us during the fourth quarter of 2008 that were not registered under the Securities Act.

Repurchase of Securities

On May 17, 2007, our Board of Directors authorized, effective immediately, a program to repurchase up to 150,000 of our outstanding common shares.  Repurchases may be made by us from time to time in the open market at prevailing prices, in either block purchases or in privately negotiated transactions.  The share repurchase program does not have a fixed expiration date.  As of December 31, 2008, we have repurchased 34,800 of our common shares and 115,200 remain available under the plan.

Repurchases of Common Shares

	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs
October 1, 2008 – October 31, 2008	-	$-	-	115,200
November 1, 2008 – November 30, 2008	-	$-	-	115,200
December 1, 2008 – December 31, 2008	-	$-	-	115,200
Total	-	$-	-	115,200

ITEM 6.	SLECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2008 and 2007 should be read in conjunction with our consolidated financial statements included in Item 7 in this Annual Report.

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

In August 2008 our CEO was succeeded by a new CEO to accommodate a commitment to financing and acquisition of a healthcare products distribution company.  Upon receiving shares in our company for the acquisition the CEO resigned and has since been replaced by a Principal Restructuring Officer.

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

Accounts Receivable Valuation

Accounts receivable result from the sale of our products at sales prices, net of estimated sales returns and other allowances.  We estimate an allowance for doubtful accounts based on a specific identification basis and additional allowances based on historical collections experience.  Accounts are considered past due when outstanding beyond the stated payment terms.  We generally write-off any account receivable after all reasonable means of collection have been exhausted and collection does not appear probable.

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

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the company’s common stock on the date of grant. On December 31, 2008 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $293,600 and $72,300 for the twelve months ended December 31, 2008 and 2007, respectively. No tax benefit was recognized related to share-based compensation expense since we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented.  As of December 31, 2008 there was no unrecognized compensation cost related to these share based compensation arrangements.

There were 115,000 options granted during 2008 and no options granted during 2007.  The weighted average fair value of options granted during 2008 was $0.78 per option.  On November 5, 2007 the company’s Board of Directors granted 225,000 shares of common stock to its new Chief Financial & Chief Operating Officer, Robert L. Burrows, as part of his compensation package. The compensation value was based on $1.40 per share market value on the date of grant. The compensation expense for each layer is being recognized over the vesting period of the individual layers. Compensation costs charged as operating expense were $212,200 and $58,700 during 2008 and 2007, respectively. As of December 31, 2008, $44,300 remained as unearned compensation cost from this grant. This unearned share-based compensation cost is expected to be amortized over one year.

Results of Operations

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein.  The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	2008	2007
Net Sales	100.0%	100.0%
Cost of Sales	68.8%	57.9%
Gross Profit	31.2%	42.1%

Selling Expense	33.8%	26.7%
General & Administrative Expense	60.6%	46.0%
Total Operating Expense	94.4%	72.7%

(Loss) from Operations	(63.2)%	(30.6)%

Other Income/(Expense)	(9.1)%	51.1%
Income (Loss) Before Income Taxes	(72.3)%	20.5%
Taxes	(0.5)%	0.0%
Net Income (Loss)	(72.8)%	20.5%

Year Ended December 31, 2008Compared with Year Ended December 31, 2007

Net sales decreased by $695,200 or 11.4% to $5,405,200 in fiscal 2008 from $6,100,400 in fiscal 2007.  Management attributes the decrease in sales principally to:

•	Reduced sales of I Dig of $188,600 due principally to decreases in sales to mass retailers
•	Reduced sales of our Space Voyager line of $170,600 due to out of stock conditions resulting from a transition in manufacturing sources, and
•	Reduced demand for our Curiosity Kits products in specialty (non toy), independent toy store and internet accounts of $138,000 associated with delayed launch of new product package
•	Release of existing sales personnel without adequate replacement

Gross profit decreased by $884,600 or 34.4% to $1,686,400 in fiscal 2008 from $2,571,000 in fiscal 2007.  As a percentage of sales, gross profit decreased to 31.2% in fiscal 2008, compared to 42.1% in fiscal 2007.  The decrease in gross profit is attributable to the decrease in sales and the decrease in gross profit percentage discussed here.  The decrease in gross profit percentage was attributable to higher product development design and amortization costs, product costs and reduced selling prices resulting from closeout sales of certain Jay Jay and Curiosity Kits products.

Selling, general and administrative (SG&A) expenses were $5,105,100 and $4,436,500 in fiscal 2008 and 2006, respectively.  The $668,600 or 15.1% increase in SG&A expenses is due primarily to the following:

•
Increase in compensation and related benefit costs of $473,000, principally as the result of adding a Chief Financial& Chief Operating Officer and related stock-based compensation and the addition of short-lived sales and marketing personnel

•	Increase in legal and contract services of $183,300 attributable mainly to contractual agreements, increased regulatory and listing requirements, and financing and acquisition activity,
•	Increase in doubtful accounts expense of $129,500,
•	Increase in bank charges and fees of $38,200 attributable to monthly fees related to the line of credit facility entered in June 2008.

These increases were partially offset by:
•	Decrease in brand licensing of $45,200 due primarily to phase out of license agreements,

•	Decrease in trade show expenses of $63,500 attributable to streamlining exhibition space and more focused event schedule,
•	Decrease in freight out of $35,100 resulting principally from the decrease in shipments,
•	Decrease in commercial liability insurance premiums of $15,100.

Interest expense related to all borrowing arrangements was $106,000 and $145,000 in fiscal 2008 and 2007, respectively.  The $39,000 decrease is due primarily to a decrease in the interest rate on our line of credit.

Other income/(expense) was ($383,900) and $3,265,000 in fiscal 2008 and 2007 respectively.  The change was primarily attributable to recognition of the proceeds from the litigation in 2007.

Net loss in fiscal 2008, as a result of the foregoing, was $3,934,800 or $0.69 per share compared to net income of $1,254,500 or $0.24 per share in fiscal 2007.

Liquidity and Capital Resources

As of December 31, 2008, current assets were $2,614,700 compared to current liabilities of $3,187,200 for a current ratio of approximately 0.82 to 1 compared to 1.6 to 1 as of December 31, 2007.

We had cash and cash equivalents of $17,500 and $44,400 as of December 31, 2008 and 2007, respectively, representing a decrease of $26,900.

We had net cash flows provided by operations of $638,600 in fiscal 2008 compared to net cash flows used in operations of $1,133,000 in fiscal 2007, representing an increase of $1,771,600.  Principal sources of cash from operating activities for the fiscal year 2008 were:

•	a decrease of $3,233,700 in other receivables resulting from the collection of the litigation judgment
•	a decrease of $720,400 in inventories resulting from closeout sales to reduce excess inventories and more prudent purchasing policies
•	a decrease in accounts receivable of $375,100 resulting from lower sales and improved collection cycles
•	a decrease in investment securities of $270,300
•	a decrease of $53,200 in prepaid expenses

 partially offset by:

•	an increase in other assets of $381,600 resulting primarily from an increase in capitalized product development costs,
•	a decrease in accounts payable $350,300, and,
•	a decrease of $248,800 in accrued expenses

Principal sources of cash from investing and financing activities during fiscal 2008 were:

•	proceeds of $219,200 from sale of preferred stock and exercise of warrants

Principal uses of cash from investing and financing activities during fiscal 2008 were:

•	property and equipment acquisitions of $40,800,
•	repayment of borrowings under our line of credit of $680,500 and
•	reduction of $130,800 in borrowings in our investment account

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

The company had $1,279,900 and $1,960,400 of borrowings outstanding under the line of credit with Presidential Financial and Regions Bank as of December 31, 2008 and December 31, 2007, respectively.

We extend credit to our customers, generally on terms that require payment within 30 days.  Some customers participate in accounts receivable extended payment terms programs, pursuant to which payments for products are delayed for up to 120 days.  We believe this is consistent with normal practices in the industry.

During 2008, we recorded depreciation and amortization of approximately $389,700 compared to $254,700 for fiscal 2007.  The increase in depreciation and amortization is mainly attributable to increased amortization of product development costs.  In addition, we invested $40,800 and $66,400 in the acquisition of new property and equipment in 2008 and 2007, respectively.

Shareholders’ equity at December 31, 2008 decreased by $2,759,600 to $2,725,900 compared to $5,485,500 at December 31, 2007, due primarily to 2008 net loss of $3,934,500.

We believe that, without completion of August 2008 financing commitment, currently available cash and cash equivalents, liquid investments, cash flows from operations and current credit facilities will not be sufficient to fund our operations for at least the next 12 months.  We will require additional infusions of equity capital to support our working capital requirements for the toy business and provide resources for the launch of our ActMed home health business. However, our actual experience may differ from these expectations.  Factors that may lead to a difference include, but are not limited to, the matters discussed as well as future events that might have the effect of reducing our available cash balance (such as unexpected material operating losses or increased capital or other expenditures as well as increases in inventory or accounts receivable) or future events that may reduce or eliminate the availability of external financing resources.

The following table summarizes our outstanding borrowings and long-term contractual obligations at December 31, 2008, and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period
Contractual Obligations	Total	On or prior to 12/31/09	January 1, 2010 to December 31, 2010	January 1, 2011 to December 31, 2011
Credit Facility	$1,279,900	$1,279,900	$-	$-
Minimum Royalty Payments	$30,000	$10,000	$20,000	$-
Total Contractual Cash Obligations	$1,309,900	$1,289,900	$20,000	$-

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

Seasonality and Quarterly Results of Operations

Our business is subject to significant seasonal fluctuations.  Historically the substantial majority of our net sales and net income are realized during the third and forth calendar quarters.  However, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales, such as:

•	the holiday shopping season;
•	unpredictable consumer preferences and spending trends,
•	the need to increase inventories in advance of our primary selling season, and
•	timing of introductions of new products.

The following table sets forth selected unaudited quarterly statements of operations information for 2008 and 2007.  The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.  During the last two years net losses occurred for the first six months when approximately 45 percent of our sales are recognized.  Operating losses continued in the second six months of the last two years as a result of the decrease in sales and lower margin sales related to close out transactions for the Jay Jay the Jet Plane and Curiosity Kits lines.  We expect that we will continue to incur losses during the first six months of each year for the foreseeable future.  Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

Fiscal Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,223,700	$1,111,000	$1,733,100	$1,337,400	$5,405,200
Gross profit	432,900	421,800	335,300	496,400	1,686,400
Loss from Operations	(902,900)	(813,600)	(987,400)	(714,800)	(3,418,700)
Net income (loss)	$(905,800)	$(962,100)	$(1,170,900)	$(896,000)	$(3,934,800)

Fiscal Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,369,200	$1,432,800	$1,684,900	$1,613,500	$6,100,400
Gross profit	591,200	578,700	686,900	714,200	2,571,000
Loss from Operations	(565,800)	(397,500)	(397,100)	(505,100)	(1,865,500)
Net Loss	$(548,800)	$(250,300)	$(529,300)	$2,582,900	$1,254,500

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-9 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The company is currently assessing the financial impact of SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In May 2008, the FASB issued FASB FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The impact of this standard cannot be determined until the transactions occur.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its former Chief Executive Officer (CEO) and its former Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. We also engaged outside professional assistance in evaluating the effectiveness of our disclosure controls and procedures throughout the fiscal year.  Based upon that evaluation, which occurred during the fiscal year, the former CEO and former CFO assured the current management that our disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

However, subsequent to December 31, 2008 but prior to the issuance of our report on Form 10-K, both the CFO and CEO resigned abruptly, leaving the company without the information and continuity to timely complete this report.  Our founder, Warren Kaplan, was appointed by the independent directors to serve as our CEO and CFO effective March 17, 2009 and March 19, 2009, respectively.  As a result, our current CEO and CFO was not our CEO and CFO as of the end of the period covered by this Annual Report.

While a financial statement audit has been performed by the independent accounting firm which has concluded that the financial information in this document presents fairly in all material respects the financial position and results of the company, the current CEO and CFO has concluded, with the assistance of the outside service provider, that disclosure controls and procedures were no longer operating effectively as of December 31, 2008, because that includes the ability to generate and prepare this Report which takes place during the period subsequent to the end of the fiscal year.   This conclusion was reached because the company was severely impacted in its abilities to generate this Report because of excessive reliance and dependence on the CFO to compile the financial information and prepare the disclosures.  While this is a common limitation of smaller public companies, the company did not have a financial reporting staff in place that was capable of completing the document without the former CFO.

The current CEO and CFO has done his best to complete the Report with the information available, but because he was not a member of management as of the end of the fiscal year and based on observations made during the compilation of this Report, while they may have been operating effectively during the fiscal year and the quarterly filings, he cannot conclude that disclosure controls and procedures were operating effectively as of the end of the fiscal year.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the former Chief Executive Officer ("CEO") and the former Chief Financial Officer ("CFO") and with the assistance of an outside service provider, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 because of the existence of material weaknesses as described below.

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified two material weaknesses relating to our financial reporting:

1.  We do not have sufficient financial reporting staff in place and are completely reliant on the CFO to prepare the vast majority of the financial information.   Additionally, the former management terminated two members of the accounting staff subsequent to the end of the fiscal year, leaving an accounting staff of three individuals who were related to each other.  Toward the end of the first quarter prior to the completion of this report, the entire remaining accounting staff resigned, leaving the company with no accounting staff.  While having a small financial reporting staff is a limitation of most smaller public companies, we also had a staff that was related and thus the risk of collusion and loss of personnel was higher than at other companies.

Current management has taken over the daily accounting functions of the company and rehired one member of the terminated accounting staff who has substantial knowledge of the company and its operations to address this issue.  Management is also recruiting a new Controller and CFO.  We plan to complete remediation of this material weakness by the end of the second quarter of fiscal year 2009

2.  We do not have appropriate segregation of duties in the way we have assigned rights and roles in our accounting and general ledger system to sufficiently limit the reasonable possibility that unauthorized entries to the general ledger or sub-ledgers will be prevented and detected.

Current management will address this material weakness upon completion and submission of this report by properly restricting access to the accounting system on a user by user basis.  We plan to complete remediation of this material weakness by the end of the second quarter of fiscal year 2009.

We identified one material weakness relating to our expenditures and payment process

1.  Our expenditures and payment system was designed to require that the CFO review all checks and sign them.  Additionally, if the amount of the check is over a threshold, two authorized signatures are required.  While most smaller public companies also place reliance on the CFO to review and sign checks because there is typically no one else available for the proper segregation of duties to perform this function, the control is only as effective as the individuals.

The current management is in the process of recruiting and vetting a candidate for CFO.  The current management is also considering implementing an additional monitoring control where the Audit Committee of the Board of Directors would review and question expenditures on a quarterly basis to ensure that the CFO had performed the initial review control appropriately.

Notwithstanding the above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting.

Because of the abrupt resignation of both of our principle officers, there have been changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.  These changes have been described in detail above and the current management has discussed its plans to remediate material weakness detected during this period and additional changes it plans on making to strengthen its internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

This information is being provided in lieu of filing a Form 8-K — Item 3.01, Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing,

On April 16, 2009, we received notice from the Nasdaq Listing Qualifications Department (the "Staff") stating that our company has not paid Nasdaq listing fees of $27,500 as required by Listing Rule 5210(d) (the "Rule") and will be delisted unless such fees are paid or we file an appeal to such determination by April 27, 2009.

Permitting adequate cash to meet this obligation by the deadline, it is management’s intention to remit these fees to Nasdaq on or before the due date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the names and ages of the executive officers and directors of our company as of April 17, 2009, their respective principal occupations or employment during the past five years, and the period during which each has served as a director our company.

Name	Age	Position
Warren Kaplan	72	Acting Chief Executive Officer/Chief Financial Officer/Chairperson of the Board/Director

Scott Runkel	60	Director

Cecilia Sternberg	57	Director

Ann E. W. Stone	55	Director

Each member of the Board of Directors serves for a one-year term expiring at the 2009 annual meeting of shareholders.  All officers serve at the discretion of the Board of Directors.

Warren Kaplan, Chief Executive Officer, Chief Financial Officer, Chairperson of the Board.  Mr. Kaplan, a member of the Board of Directors from December 2002 until November 2005, was appointed interim Chief Principal & Executive Officer, and Chairperson in mid-March 2009.  Mr. Kaplan served as the company’s president for many years prior to 1996 before becoming a Managing Partner of Kaplan Asset Management.  Mr. Kaplan has over 45 years experience in investment banking, asset management and business operations. He holds a BBA from Bernard Baruch College, City University of New York.

Scott Runkel, Director. Scott Runkel, a member of our Board of Directors since 2002, served up to December 2008 as  the Chief Financial Officer of Gencor Industries Inc. (GENC: NASDAQ-GM), a $75 million leading manufacturer of heavy machinery used for the production of highway construction materials, based in Orlando, Florida. Mr. Runkel has over 30 years experience as a financial executive. Previously Mr. Runkel was an Audit Partner and Director of Entrepreneurial Services at Ernst & Young. He was also a partner and co-founder of Curry & Runkel Financial Services, a firm specializing in financing and consulting for privately owned businesses. He received his B.A. degree in accounting from the University of Wisconsin-Oshkosh, and is a CPA. Mr. Runkel chairs our audit committee.

Ann E. W. Stone, Director. Ann E. W. Stone, a member of our Board of Directors since 2004, is the founder and president of The Stone Group, a nationally recognized and award-winning direct marketing business. She serves on the board of The Washington Center (Women as Leaders) and the National Women’s History Museum, among others. She is also active in the National Association of Women Business Owners, Alexandria Society for the Preservation of Black Heritage, and the Animal Welfare League. A graduate of George Washington University, with a double major in history and communications, Ms. Stone did graduate work in corporate finance and management at the Wharton School of Business consortium. Ms. Stone chairs our nominating committee and serves on our audit committee.

Cecilia Sternberg, Director. Cecilia Sternberg, a member of our Board of Directors since 2007, has more than 30 years’ experience in the gifts and crafts business. In the 1970s she founded Sunburst Guild, a retail establishment of local craft and art. Ms. Sternberg was a partner and President of Cal Sternberg & Associates sales agency, where, during her tenure, sales increased from $5 million to $23 million. From 1983 to 1988, she served as a consultant for Sony Corporation’s of Japan’s Gift Division where she was responsible for developing products suitable for the gift industry in the United States and European markets. In 1989, Ms. Sternberg founded and is the owner and president of Accord, Inc., d/b/a Compass Marketing, a gift manufacturing company. Ms. Sternberg serves on numerous advisory boards within the gifts and crafts business. Ms. Sternberg serves on our nominating and audit committees.

Audit Committee

The Board has a standing Audit Committee.  The current members of the Audit Committee are Mr. Runkel, Ms. Sternberg and Ms. Stone.  Ms. Sternberg was appointed to the Audit Committee on May 31, 2007.  Each of Mr. Runkel, Ms. Sternberg and Ms. Stone qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission.  Each of Mr. Runkel, Ms. Sternberg and Stone and Ms. Stone is an “independent director” under the rules of the Nasdaq Stock Market governing the qualifications of the members of audit committees.  In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and that each of Mr. Runkel, Ms. Sternberg and Ms. Stone has accounting and/or related financial management expertise as required under the rules of the Nasdaq Stock Market.  The Audit Committee members do not participate in any meeting at which director compensation is evaluated.

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

Code of Conduct

We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The text of the code is available upon request.  Written requests should be addressed to: Warren Kaplan, Principal Executive Officer, Action Products International, Inc., 1101 North Keller Rd., Suite E, Orlando, Florida 32810, or telephone 407-660-7200.

Nominating Procedures

We made no changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2009.

PART IV

ITEM 15. EXHIBITS

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amendment to Amended and Restated Articles of Incorporation (2)
3.3	Amended and Restated Bylaws (2)
10.1	Amended and Restated 1996 Stock Option Plan (3)
10.2	401(k) Plan (4)
10.4	License Agreement dated December 17, 2001, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (5)
10.6	Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated June 12, 2003 (6)
10.7	Amendment Number One to Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated June 4, 2004 (7)
10.9	Asset Purchase Agreement dated as of April 5, 2004, by and between Action Products International, Inc., Curiosity Kits, Inc. and Brighter Vision Holdings, Inc. (8)
10.10	Loan Agreement by and between AmSouth Bank and Action Products International, Inc. dated September 6, 2005 *
10.11	License Agreement dated January 31, 2006, by and between Action Products International, Inc. and Porchlight Entertainment, Inc. (9)
10.12	Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated June 16, 2006 (10)
10.13	First Amendment to the Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated July 31, 2006 (11)
10.14	Second Amendment to the Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated January 31, 2007 (12)
10.15	Letter Agreement dated March 22, 2007 by and between Regions bank (as successor by merger to AmSouth Bank) and Action Products International, Inc. (13)
10.16
Loan and Security Agreement Modification and Extension Agreement dated October 31, 2007 by and between Regions bank (as successor by merger to AmSouth Bank) and Action Products International, Inc.  (14)

10.17	Employment Agreement dated November 5, 2007 by and between Robert L. Burrows and Action Products International, Inc. (15)

10.18	Proprietary Information and Inventions Agreement dated November 5, 2007 by and between Robert L. Burrows and Action Products International, Inc. (16)
10.19	Restricted Stock Grant Agreement dated November 5, 2007 by and between Robert L. Burrows and Action Products International, Inc. (16)
10.20	Warrant Solicitation Agreement dated November 15, 2007 by and between National Securities Corporation and Action Products International, Inc. (17)
10.21	Third Amendment to the Warrant Agreement by and between Action Products International, Inc. and Registrar & Transfer Company dated February 12, 2008 (18)
23.1	Consent of Berman Hopkins Wright & LaHam, CPAs and Associates, LLP*
23.2	Consent of Moore Stephens Lovelace, P.A.*
31.1	Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*
31.2	Chief Financial Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification*
32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*
32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification*

* Filed herewith

(1)	Incorporated by reference to our Definitive Proxy Statement, filed May 22, 1998, File No. 000-13118
(2)	Incorporated by reference to our Current Report on Form 8-K filed on June 9, 2004
(3)	Incorporated by reference to our Definitive Proxy Statement, filed May 12, 2005, File No. 000-13118
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed August 17, 1987, File No. 0-13118
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 26, 2003
(6)	Incorporated by reference to our Registration Statement on Form S-3 filed on July 1, 2003 File No. 333-106713
(7)	Incorporated by reference to our Current Report on Form 8-K filed on June 9, 2004
(8)	Incorporated by reference to our Current Report on Form 8-K filed on April 20, 2004
(9)	Incorporated by reference to our Current Report on Form 8-K filed on January 31, 2006
(10)	Incorporated by reference to our Registration Statement on Form S-3, filed on June 16, 2006, File No. 333-135078
(11)	Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2006
(12)	Incorporated by reference to our Current Report on Form 8-K filed on February 9, 2007
(13)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed April 2, 2007, File No. 000-13118.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 1, 2007
(15)	Incorporated by reference to our Current Report on Form 8-K/A-1 filed on January 28, 2008
(16)	Incorporated by reference to our Current Report on Form 8-K filed on November 7, 2007
(17)	Incorporated by reference to our Current Report on Form 8-K filed on November 15, 2007
(18)	Incorporated by reference to our Current Report on Form 8-K/A-1 filed on February 15, 2008

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

You may find us on the Web at www.apii.com.  We do not intend to incorporate by reference any information contained on our website into this Form 10-K, and you should not consider information contained on our website as part of this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Action Products International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: April 17, 2009	By:	/s/ WARREN KAPLAN
Warren Kaplan Chief Executive Officer and Chairperson (Principal executive officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ WARREN KAPLAN	Chairperson of the Board and Chief Executive Officer and Chief Financial Officer	April 17, 2009
Warren Kaplan	(Principal executive and financial officer)

/s/ SCOTT RUNKEL	Director	April 17, 2009
Scott Runkel

/s/ ANN E. W. STONE	Director	April 17, 2009
Ann E. W. Stone

/s/ CECILIA STERNBERG	Director	April 17, 2009
Cecilia Sternberg

CONTENTS

Page
Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS	F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Action Products International, Inc.
Orlando, Florida

We have audited the consolidated balance sheet of Action Products International, Inc. as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Action Products International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Action Products International, Inc. as of December 31, 2008, and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has no commitments for funding future operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associated, LLP

Winter Park, FL
April 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Action Products International, Inc.
Orlando, Florida

We have audited the balance sheet of Action Products International, Inc. as of December 31, 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Products International, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.

Orlando, Florida
March 27, 2008

ACTION PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,500	$44,400
Investment securities	66,300	475,000
Accounts receivable, net of an allowance of $22,000 and $47,200	975,000	1,429,800
Other receivable	-	3,233,700
Inventories, net	1,411,400	2,131,800
Prepaid expenses and other assets	144,500	197,700
TOTAL CURRENT ASSETS	2,614,700	7,512,400

PROPERTY, PLANT AND EQUIPMENT	3,691,200	3,650,400
Less accumulated depreciation and amortization	(2,906,900)	(2,761,100)
NET PROPERTY, PLANT AND EQUIPMENT	784,300	889,300

GOODWILL	2,090,300	1,405,300
OTHER ASSETS	423,800	276,100
TOTAL ASSETS	$5,913,100	$10,083,100

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,461,600	$1,811,900
Accrued expenses, payroll and related expenses	433,100	593,900
Borrowings under line of credit	1,279,900	1,960,400
Borrowings under investment account	11,000	141,800
Other current liabilities	1,600	89,600
TOTAL CURRENT LIABILITIES	3,187,200	4,597,600

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock - 10,000,000 shares authorized, 200,000 shares issued and 175,000 outstanding	200	-
Common stock -$.001 par value; 25,000,000 authorized; 6,192,000 and 5,660,000 shares issued at December 31, 2008 and 2007, respectively	6,200	5,700
Treasury stock - $.001 par value; 240,500 shares	(200)	(200)
Additional paid-in capital	10,236,600	9,260,200
Unearned Compensation Costs	(58,500)	(256,300)
Accumulated Deficit	(7,458,400)	(3,523,900)
TOTAL SHAREHOLDERS' EQUITY	2,725,900	5,485,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,913,100	$10,083,100

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008		2007

GROSS SALES		$5,706,700	$6,363,400
SALES RETURNS AND ALLOWANCES		(301,500)	(263,000)
NET SALES		5,405,200	6,100,400

COST OF SALES		3,718,800	3,529,400
GROSS PROFIT		1,686,400	2,571,000

OPERATING EXPENSES
Selling		1,824,700	1,626,900
General and administrative		3,280,400	2,809,600
TOTAL OPERATING EXPENSES		5,105,100	4,436,500

LOSS FROM OPERATIONS		(3,418,700)	(1,865,500)

OTHER INCOME (EXPENSE)
Interest expense		(106,000)	(145,000)
Other		(383,600)	3,265,100
TOTAL OTHER INCOME (EXPENSE)		(489,600)	3,120,100

INCOME (LOSS) BEFORE INCOME TAX PROVISION		(3,908,300)	1,254,600

INCOME TAX PROVISION		(26,200)	-
NET INCOME (LOSS)	$	(3,934,500)	$1,254,600

INCOME (LOSS) PER SHARE:
Basic and diluted		$(0.69)	$0.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted		5,681,700	5,273,900

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock (net of Treasury Stock)			Unearned Share
	$.001 Par Value		$.001 Par Value		Additional	Based		Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-In Capital	Compensation Cost	(Accumulated Deficit)	Shareholders’ Equity
BALANCE - JANUARY 1, 2007	-	-	5,231,500	$5,200	$8,958,800	$(18,100)	$(4,778,400)	4,167,800

TREASURY STOCK, at par
(Repurchase of Common Shares)	-	-	(5,100)	-	(7,900)	-	-	(7,900)

COSTS RELATED TO ISSUANCE OF COMMON SHARES	-	-	-	-	(900)	-	-	(900)

SHARE BASED COMPENSATION
(net of cancellations)	-	-	225,000	300	310,200	(310,500)	-	-

UNEARNED SHARE BASED COMPENSATION - AMORTIZATION						72,300		72,300

NET INCOME	-	-	-	-	-	-	1,254,500	1,254,500
BALANCE - DECEMBER 31, 2007	-	$-	5,451,400	$5,500	$9,260,200	$(256,300)	$(3,523,900)	$5,485,500

TREASURY STOCK, at par
(Repurchase of Common Shares)			(31,900)		(32,900)			(32,900)

ISSUANCE OF COMMON SHARES			531,900	500	713,700			714,200

ISSUANCE OF PREFERRED SHARES	175,000	200			199,800			200,000

SHARE BASED COMPENSATION								-
(net of cancellations)					95,800	(95,800)		-

UNEARNED SHARE BASED COMPENSATION - AMORTIZATION						293,600		293,600

NET INCOME							(3,934,500)	(3,934,500)
BALANCE - DECEMBER 31, 2008	175,000	$200	5,951,400	$6,000	$10,236,600	$(58,500)	$(7,458,400)	$2,725,900

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended Dec. 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,934,500)	$1,254,500
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation	145,800	176,800
Amortization	243,900	77,900
Unrealized (gain)loss on investment securities	138,400	51,800
Stock based compensation expense	293,600	72,300
Provision for bad debts	79,700	(49,800)
Loss on disposal of other assets	-	52,400
Changes in:
Litigation settlement receivable	3,233,700	(3,233,700)
Accounts receivable	375,100	533,800
Investment securities	270,300	(369,800)
Inventories	720,400	(586,500)
Prepaid expenses	53,200	65,600
Other assets	(381,600)	(310,200)
Accounts payable	(350,300)	1,342,600
Accrued expenses, payroll and related expenses	(248,800)	(185,700)
Deferred revenue	-	(25,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	638,900	(1,133,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(40,800)	(66,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(32,900)	(7,900)
Repayment of mortgage principal	-	(41,100)
Proceeds from exercise of warrants and sale of preferred stock	219,200	-
Common stock options and warrants issuance costs	-	(900)
Net change in borrowings under line of credit	(680,500)	782,000
Net change in borrowings under investment account	(130,800)	141,800
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(625,000)	873,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,900)	(325,500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,400	369,900
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,500	$44,400

Supplemental disclosures - cash paid for:
Interest	$106,000	$146,800
Income Taxes	$26,200	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of BE Overseas, goodwill, and prepaid expense through issuance of common shares	$695,000	$-

The accompanying notes are an integral part of the financial statements.

ACTION PRODUCTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Action Products International, Inc. and subsidiaries (the “Company”) is a designer, manufacturer and marketer of quality educational, positive and non-violent branded toys which it sells to specialty retailers, museums, toy stores, theme parks, attractions, zoos, catalog companies, Internet retailers and educational markets in the United States and worldwide.

The Company was originally founded in 1977 as a distributor of select consumer products to primarily museum gift shops in the United States. New management assumed the helm in 1997, divested non-core assets and introduced Space Voyagers® the Company’s first proprietary toy brand, thus launching Action Products’ new business focus.  In October 2000, the successful I DIG® brand was acquired, followed by the acquisition of Curiosity Kits® in April 2004 and joined by the acquisition BE Overseas Investments LLC in August 2008. The three brands generated approximately $2.4 million of the Company’s 2008 net sales of $5.4 million.

The accompanying consolidated financial statements for the periods presented include the accounts of Action Products International, Inc., and its wholly-owned subsidiary, Action Healthcare Products, Inc.  All inter-company balances have been eliminated.

Going Concern

The Company incurred significant operating losses in the current and prior year and it is in the process of soliciting additional financing.  In order to mitigate these operating losses, the Company has recently reduced staffing levels thereby significantly decreasing compensation expenses, consolidated warehousing facilities generating rent savings, streamlined advertising, promotion and trade show activities and reduced excess inventory levels. In addition the company implemented selling price increases in mid-2008 and January 2009 and is evaluating additional cost parameters of its product lines to achieve improved margin contributions. Management believes that it will be successful in its plans to return the Company to profitability on an operating basis; accordingly, no adjustments have been made to the accompanying financials that might be necessary if the Company were unable to return to profitable operations.

Cash and Cash Equivalents

For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Included in trading liabilities are options that the Company has sold but did not own and therefore is obligated to purchase at a future date (“short positions”). Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the consolidated statements of operations and represent the change in market value of investment holdings during the period. At December 31, 2008 marketable securities consisted of $66,300 in investment securities and $1,600 in options sold short.

	Value At December 31, 2008	Cumulative Unrealized (Loss) At December 31, 2008
Equity Securities	$66,300	$(139,100)
Short Positions	$(1,600)	$(700)

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

Inventories

Inventories, which primarily consist of finished goods purchased for resale, are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based upon a consideration of quantities on hand, actual and anticipated sales volume, anticipated product selling price and product lines planned to be discontinued; slow-moving and obsolete inventory is written down to its estimated net realizable value. The inventory valuation allowance at December 31, 2008 was $45,000.

It is the Company’s policy to capitalize shipping costs from our vendors as inventory.  Along with these freight costs may be insurance and other costs relating to getting the inventory to the warehouse or the customer if drop shipped.  The Company records freight-out as a selling expense.  Freight-out expense approximated $329,300 and $364,400 for the years ended December 31, 2008 and 2007, respectively.

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Building	40 Years
Furniture, fixtures and equipment	3 - 10 Years

Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter.

Property, plant and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
Land	$67,400	67,400
Building improvements	1,058,100	1,058,100
Equipment	2,346,100	2,035,300
Furniture and fixtures	219,600	219,600
	$3,691,200	3,650,400

Goodwill

The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as “goodwill,” and is tested at least annually for impairment. Management believes, based on the testing performed during 2008, that goodwill of $2,136,200 is not impaired.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Insurance premiums	$27,100	29,100
Trade show deposits	27,200	80,900
Service & software maintenance fees	70,400	34,000
Marketing and promotional materials	-	34,000
Other	9,200	19,700
	$133,900	197,700

Other assets classified as long-term consist primarily of costs associated with certain product development, patent and trademark costs.  These assets are amortized on a straight-line basis over their useful lives, as follows:

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Net Book	Net Book
		Value At	Value At
		December 31,	December 31,
		2008	2007
Product development costs	3 Years	$365,300	236,200
Patents and trademarks	15 Years	9,600	12,600
Other	2 – 5 Years	48,900	27,300
		$423,800	276,100

The gross carrying amount and accumulated amortization of product development costs at December 31, 2008 are $599,200 and $233,900, respectively.   Total related amortization expense for 2008 and 2007 was $233,900 and $66,000, respectively.

The gross carrying amount and accumulated amortization of patents, trademarks and other assets at December 31, 2008 are $168,800 and $110,200, respectively.  Related amortization expense for 2008 and 2007 was $10,000 and $12,000 respectively.

In 2009 and future years' amortization of product development and other intangible assets would be as follows:

	December 31,
	2009	2010	2011	2012	2013	Thereafter
Amortization of product development and other intangible assets	$168,500	$163,000	$64,800	$2,100	$2,100	$7,100

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

Advertising

The Company charges the costs of advertising, promotion and marketing programs to operations in the fiscal year incurred. In 2008, the Company expensed approximately $473,000 on advertising, promotion and marketing programs compared to $405,000 in 2007.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in its financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 3).

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Net Income Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common share equivalents arising out of stock options, warrants and convertible debt, if any.

Common share equivalents were not considered in the diluted earnings per share calculations for 2008 and 2007 due to net loss in 2008 and because their effect would have been anti-dilutive due to all warrants having exercise prices in the excess of share market values in 2007. As a result, both basic and diluted earnings per share for 2008 and 2007 were respectively calculated with approximately 5,681,700 and 5,273,900 weighted average common shares outstanding during the year.

Common share equivalents excluded from the diluted earnings per share computations due to their anti-dilutive nature approximated 7,040,900 and 7,106,600 for the years ended December 31, 2008 and 2007, respectively.

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

Credit Risk and Fair Value of Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk at December 31, 2008, primarily consist of receivables and investment securities.

Concentrations of credit risk with respect to trade receivables are limited, in the opinion of management, due to the Company’s large number of customers, their geographical dispersion and credit management policies. As of December 31, 2008, approximately 8% of the Company’s accounts receivable was due from one customer.

The money market fund in our investment account is not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant credit risk on money market funds.

The Company has a diversified customer base including some of the major toy retailers in the U.S. and Canada. The Company’s ten largest customers accounted for approximately 32% and 28% of net sales in 2008 and 2007, respectively. The largest single customer accounted for approximately 7% and 5% of total net sales for the same periods, respectively.

During 2008 and 2007 the Company’s largest single manufacturer supplied 36% and 13%, respectively of its products and the Company’s top three manufacturers combined supplied a total of 63% and 33%, respectively. Management believes that other manufacturers are available should any of the Company’s significant manufacturers, including its largest manufacturer, be unable or unwilling to continue to manufacture the Company’s products.

Based on our sales in 2008, major retailers and international distributors took title to approximately 2% of our products directly from our manufacturing facilities in Asia.  However, the majority of our product is shipped directly to our warehouse in Ocala, Florida and is later shipped to meet the demands of our major U.S. retailers and other retailers and distributors throughout the U.S. and Canada.

The carrying values of cash and cash equivalents and the line of credit approximate their fair values.

NOTE 1 -	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform with the current year presentation.

New Accounting Standards

On December 4, 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). Effective for fiscal years beginning after December 15, 2008, the standards will improve and simplify the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. The Company is assessing the impact of these new standards.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently assessing the financial impact of SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In May 2008, the FASB issued FASB FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The impact of this standard cannot be determined until the transactions occur.

NOTE 2 -	OTHER RECEIVABLE

In November 2006, a final judgment was entered in the Circuit Court of the Eighth Judicial District in Alachua County, Florida, in the amount of $5.1 million (bearing annual interest at 9%) in a civil lawsuit against Kid Galaxy, Inc of Manchester, NH, and its parent company Lung Cheong International Holdings Ltd., and Timothy L. Young. The defendant filed notice of appeal and provided a cash bond to cover the verdict amount plus nine percent interest for two years. The appellants’ petitions to overturn the ruling were denied. The net proceeds from this settlement of $3.23 million are included as other income in the accompanying 2007 statement of operations. On February 15, 2008, the Company received the proceeds.

NOTE 3 -	CREDIT LINE

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

NOTE 3 -	CREDIT LINE (Continued)

The Loan Agreement contains non-financial covenants including restrictions on the Company’s ability to obtain loans, incur liens, dispose of assets and merge with other entities. In addition, the Loan Agreement requires the Company provide the Lender with certain periodic financial information as well as access to the Company’s records.

The Company had $1,279,900 and $1,960,400 of borrowings outstanding under the line of credit with Presidential Financial and Regions Bank as of December 31, 2008 and December 31, 2007, respectively.

Cash paid for interest on all borrowing arrangements and lease obligations was $106,000 and $146,800 in 2008 and 2007, respectively.

NOTE 4 -	INCOME TAXES

There was no benefit for income taxes recorded in the financial statements for either of the years ended December 31, 2008 and 2007.

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2008, are approximately as follows:

	2008	2007
Deferred Tax Liabilities
Amortization of goodwill	$(65,700)	(65,700)
Property and equipment depreciation	(28,400)	(43,200)
Gross deferred tax liabilities	(94,100)	(108,900)

Deferred Tax Assets
Bad debt allowance	4,300	9,300
Inventory reserves	8,900	23,800
Deferred stock based compensation	87,700	137,700
Unrealized loss on investments	52,100	19,500
Federal net operating loss carryforward	993,500	463,200
State net operating loss carryforward	394,800	198,300
Gross deferred tax assets	1,541,300	851,700
Valuation allowance	(1,447,200)	(742,800)
Net deferred tax assets	94,100	108,900

Net deferred taxes	$-	-

During 2008, the deferred tax asset valuation allowance increased by $704,400.

The Company has federal net operating loss carryforwards of approximately $6.6 million that expire beginning in 2017 and a state net operating loss carryforward of approximately $7.2 million that has no expiration date.

NOTE 4 -	INCOME TAXES (Continued)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:
	2008	2007
Federal provision (benefit) expected at statutory rates	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	(3.3)%	3.3%
Net operating loss usage	-	(37.3)%
Non-deductible expenses, effect of graduated rates and other rates and other	37.3%	-
Benefit from income taxes	$-	$-

Income taxes paid were $26,200 and $-0- during the years ended December 31, 2008 and 2007, respectively.

NOTE 5 -	BORROWINGS UNDER INVESTMENT ACCOUNT

As part of the normal arrangement with the broker handling the Company’s marketable securities investments, the Company has the opportunity to borrow under a margin arrangement, for investment, when appropriate. The balance on the borrowing is secured by the securities in the portfolio and interest is charged at a variable rate on the average balance. As of December 31, 2008 the Company had marketable securities of $66,300 and approximately $1,600 in short positions. Under the terms of the Company’s investment account it is able to borrow up to 100% of the balance in eligible marketable securities, at December 31, 2008 it had outstanding borrowings of $11,000 at an interest rate of approximately 7%.

NOTE 6 -	INTERNATIONAL SALES

International sales, including Canada, amounted to $278,800 and $360,000 in 2008 and 2007, respectively.

NOTE 7 -	SHAREHOLDERS' EQUITY

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

NOTE 7 -	SHAREHOLDERS' EQUITY (Continued)

Company’s determination of stock-based compensation expense over the remaining vesting period of the underlying options.

The fair value of each employee and director grant of options to purchase common stock is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of restricted common stock grants is measured based upon the quoted market price of the Company’s common stock on the date of grant. On December 31, 2008 we had one share-based compensation plan. The compensation costs charged as operating expense for grants under the plan were approximately $293,600 and $72,300 for the twelve months ended December 31, 2008 and 2007, respectively. No tax benefit was recognized related to share-based compensation expense since we have established a full valuation allowance to offset all of the potential tax benefits associated with our deferred tax assets. In addition, no amounts of share-based compensation cost were capitalized as part of fixed assets or inventory for the periods presented.  As of December 31, 2008 there was no unrecognized compensation cost related to these share based compensation arrangements.

There were 115,000 options granted during 2008 and no options granted during 2007.  The weighted average fair value of options granted during 2008 was $0.78 per option.  The Company’s weighted-average assumptions used in the pricing model and resulting fair values were as follows:

	2008	2007

Risk-free rate	3.70%	5.0%
Expected option life (in years)	4.60	4.9
Expected stock price volatility	69.00%	69.00%
Dividend yield	0.00%	0.00%
Weighted average grant date value	$0.78	$1.84

On November 5, 2007 the Company’s Board of Directors granted 225,000 shares of common stock to its new Chief Financial Officer as part of his compensation package. The compensation value was based on $1.40 per share market value on the date of grant. The compensation expense for each layer is being recognized over the vesting period of the individual layers. Compensation costs charged as operating expense were $212,200 and $58,700 during 2008 and 2007, respectively. As of December 31, 2008 $44,300 remained as unearned compensation cost from this grant. This unearned share-based compensation cost is expected to be amortized over one year.

The shares vest as follows:

Date	Number of Shares
April 1, 2008	31,250
June 1, 2008	31,250
September 1, 2008	31,250
January 1, 2009	31,250
April 1, 2009	25,000
June 1, 2009	25,000
September 1, 2009	25,000
January 1, 2010	25,000
Total	225,000

On May 28, 1996, the Company’s Board of Directors adopted the “1996 Stock Option Plan” (the “SOP”).  Under the SOP, the Company has reserved an aggregate of 1,400,000 shares of common stock for issuance pursuant to options.  SOP options are issuable at the discretion of the Board of Directors at exercise prices of not less than the fair market value of the underlying shares on the grant date.  During 2008, a total of 115,000 options were issued under the SOP at a weighted average exercise price of $1.43 per share.  The estimated fair value of the options issued in 2008 was $89,300.  There were no options issued in 2007.

There was an aggregate of 153,000 stock options outstanding at December 31, 2008.  The options expire as follows: 3,000 in 2009; 20,000 in 2010; 35,000 in 2011 and 95,000 in 2013.  In the event of a change in the Company’s control, the options may not be callable by the Company.  The following table summarizes the aggregate stock option activity for the years ended December 31, 2008 and 2007:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2006	255,000	$3.22
Grants	-	$-
Exercises	-	$-
Cancellations	(51,000)	$3.35

Outstanding at December 31, 2007	204,000	$3.13
Grants	115,000	$1.43
Exercises	-	$-
Cancellations	(166,000)	$3.12
Outstanding at December 31, 2008	153,000	$1.87

Shares exercisable at December 31, 2008	130,500	$1.88

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2008 is $0.0.

The following tables summarize information about options outstanding at December 31, 2008:

	Total Outstanding Options
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	of Shares	Life (in years)	Exercise Price

$1.20 - $2.00	120,000	3.9	$1.45
$2.01 - $3.00	10,000	2.7	$2.35
$3.01 - $4.00	20,000	1.8	$3.42
$4.01 - $5.00	-	-	-
$5.01 - $6.00	-	-	-
$6.01 - $6.75	3,000	0.3	$6.75
	153,000	3.5	$1.87

	Exercisable Options
		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	of Shares	Life (in years)	Exercise Price

$1.25 - $2.00	97,500	3.8	$1.37
$2.01 - $3.00	10,000	2.7	$2.35
$3.01 - $4.00	20,000	1.8	$3.42
$4.01 - $5.00	-	-	-
$5.01 - $6.00	-	-	-
$6.01 - $6.75	3,000	0.3	$6.75
	130,500	3.3	$1.88

On April 24, 2003 the Company announced a warrant distribution to all shareholders of record as of June 12, 2003.  Shareholders were issued one warrant for each share of common stock owned as of the record date.  The warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share.  On June 6, 2006, the Company’s Board of Directors extended the expiration date of the warrants from June 9, 2006 to December 31, 2010. On December 16, 2008 the Board of Directors revised the exercise price of the warrants, to $1.00 from $2.00, such that the warrants will allow the holders of each warrant owned to purchase one common share at an exercise price of $1.00 per share until December 31, 2010. All other terms of the warrants remain the same.  As of December 31, 2008 approximately 3,272,100 warrants had been issued and 1,567,600 had been exercised.

On October 28, 2005 the Company announced a warrant distribution to all shareholders of record as of January 18, 2006. Shareholders were issued one warrant for each share of common stock owned as of the record date. Each warrant entitles the holder to purchase one common share at exercise prices of $3.25 and $3.75. On January 30, 2008, the Company’s Board of Directors extended the expiration dates of the warrants such that the warrants will allow the holders of each warrant owned to purchase one share of common stock at an exercise price of $3.25 per share until January 31, 2009 or $3.75 per share from February 1, 2009 until January 31, 2011.   As of December 31, 2008 approximately 5,197,200 warrants had been distributed and 5,900 had been exercised.

Common Stock

At the 2008 Annual Meeting of Shareholders held on Tuesday, November 11, 2008 the shareholders approved a proposal to the amend the Company’s Amended and Restated Articles of Incorporation to increase the authorized Common Stock to 25,000,000 from 15,000,000 shares.

Preferred Stock

The Company’s articles of incorporation authorized the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors.  The Company has issued 200,000 shares of preferred stock as of December 31, 2008.

Treasury Stock

Treasury stock is reflected at par value, and consists of 240,500 shares of common stock at December 31, 2008.

NOTE 8 -	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Employee Benefit Plan (the “Plan”), which covers substantially all employees.  Under the terms of the Plan, the Company may make a discretionary contribution to the Plan, as determined annually by the Company’s Board of Directors.

NOTE 9 -	OTHER COMMITMENTS AND CONTINGENCIES

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

Licensing and Distribution Agreements

In December 2001 the Company signed a licensing agreement with Porchlight Entertainment for the rights to market certain toy lines including a wooden adventure system and die cast metal collection under the Jay Jay The Jet Plane™ name. The initial term of the agreement expired in December 2004. The agreement terminated December 31, 2008.

In May of 2007 the Company entered into a merchandising license agreement with the American Museum of Natural History to produce and sell its Ology brand products.  The agreement expires June 30, 2010 and contains sales quotas and minimum royalty payments due for each annual period ending on June 30.

In November 2007 the Company entered into a product development and royalty agreement with a consultant to revamp packaging of existing products and produce new product concepts for the Curiosity Kits brand. The agreement expired September 30, 2008 and provides for royalty payments on annual aggregate net sales for the life of the products specified in the agreement. In December 2008, the Company entered into a settlement agreement terminating the consulting agreement and eliminating royalty payments.

Total future minimum royalty payments due for all licensing and distribution agreements are as follows:

	December 31,
	2009	2010	2011
Future Minimum Royalty Payments	$5,000	$10,000	$15,000

NOTE 10 –	RELATED PARTY TRANSACTIONS

During 2008 the Company paid $49,000 to Warren Kaplan, $11,000 to Judith Kaplan and $99,000 for consulting services to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board and Judith Kaplan, former Board member.

During 2007 the Company paid $36,300 to Warren Kaplan and $72,600 to Ronel Management Company, wholly owned by Warren Kaplan, former Chairperson of the Board, and Judith Kaplan, founder and former Board member, for consulting, financing and investment advisory services.

NOTE 11 –	BUSINESS COMBINATION WITH BE OVERSEAS

In August  2008, the Company and a newly-formed wholly owned subsidiary of the Company, Action Healthcare Products, Inc., a Florida corporation, (“AHCP”) entered into a purchase agreement to acquire all of the membership interests of BE Overseas Investments LLC (“BE Overseas”). The acquisition closed on August 25, 2008. Under the terms of the purchase agreement, AHCP acquired all of the outstanding membership interests in BE Overseas.

BE Overseas is a merchant bank and consulting company that provides foreign companies capital and intellectual property for access to United States markets. At the time of acquisition two primary companies were included in BE Overseas’ investment portfolio: BE Home Medical Products Group, which through BE Overseas has established relationships to release several electronic home health products from overseas companies, and Bunch of Expressions, a uniquely modeled import and distribution company selling fresh flowers from South and Central America in the United States.

The Company’s primary purpose of the acquisition of BE Overseas was to strengthen its existing toy business and pursue additional lines of business in the consumer products sector. The Company has identified healthcare products as a consumer goods business with high profit margins and growth potential and that also complements the Company’s existing consumer goods distribution infrastructure that the Company has developed with its toy business.

As consideration for the membership interest in BE Overseas, the Company issued an aggregate of 500,000 shares of its common stock including 250,000 shares which were escrowed and contingently issuable upon Company’s receipt of funds due under a separate securities purchase agreement. This acquisition has been recorded based upon the fair value of the 500,000 common shares issued by the Company of $695,000. The transaction resulted in the recording of $685,000 of goodwill as acquired identifiable tangible and intangible assets as well as liabilities were not significant.

Pursuant to the terms of a separate securities purchase agreement, the 250,000 escrowed shares were to be issued to the principals of BE Overseas upon completion of a preferred stock PIPE (private investment in public entity) of $500,000 into the Company by September 22, 2008. This date was subsequently extended. As of December 31, 2008 the Company had received a total of $200,000 from the preferred stock PIPE and the Company’s board of directors agreed to release the 250,000 escrow shares.