Form 10-K/A
period 2008-12-31
ACTION PRODUCTS INTERNATIONAL INC
filed 2009-04-23
CIK 747435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A-1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the SEC on April 23, 2009.  We are filing this Form 10-K/A solely to exclude Exhibit 23.2, the Consent of Moore Stephens Lovelace, P.A., Certified Public Accountants, with reference to its report dated March 27, 2008, with respect to the 2007 financial statements of Action Products International, Inc.  The consent was erroneously included in the filing with the Annual Report on Form 10-K.  As of the date of this filing, Moore Stephens Lovelace, P.A. has not provided its consent.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Action Products International, Inc. has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PRODUCTS INTERNATIONAL, INC.

Date: April 23, 2009	By:	/s/ WARREN KAPLAN
Warren Kaplan Chief Executive Officer and Chairperson (Principal executive officer)